Form 10-Q
period 1995-03-31
ACMAT CORP
filed 1995-05-15
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____________ to ___________


Commission file number  0-6234


                               ACMAT CORPORATION


          CONNECTICUT                              06-0682460
    (State of Incorporation)           (I.R.S. Employer Identification No.)


              233 MAIN STREET, NEW BRITAIN, CONNECTICUT 06050-2350
                    (Address of principal executive offices)


Registrants's telephone number including area code:  (203) 229-9000


                                      NONE
              (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                                Yes   X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                             Shares outstanding
Title of Class                               at April 30, 1995
- - - - --------------                               ------------------
 Common Stock                                       651,814
 Class A Stock                                    3,107,267

                               TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION                                    PAGE
  Item 1.  Financial Statements
           Consolidated Balance Sheets                             3
           Consolidated Statements of Earnings                     4
           Consolidates Statements of Stockholder's Equity         5
           Consolidated Statements of Cash Flows                   6
           Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

Part II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                       12

  Signatures                                                      13

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                          Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1995              1994
                                                    ---------       ------------
ASSETS

Investments:
  Fixed maturities-available for
      sale, at market (Cost of
      $116,409,682 in 1995 and
      $111,996,797 in 1994)                       $115,907,970      108,911,211
  Equity securities, at market value
      (Cost $627,252 in 1995 and
      $627,253 in 1994)                                596,472          444,109
  Limited partnership investment, at
      market value (Cost $1,097,261 in 1995
      and $1,123,120 in 1994)                        1,216,475        1,204,914
  Short-term investments, at cost which
      approximates market                           12,129,856        8,726,056
                                                   -----------      -----------
      Total investments                            129,850,773      119,286,290
Cash                                                 3,489,653        5,471,148
Accrued interest receivable                          2,137,915        1,890,826
Reinsurance recoverable                              3,616,302        4,228,879
Receivables, net                                     8,398,208        9,480,567
Federal income tax recoverable                          23,518           23,518
Prepaid expenses                                       310,605          234,929
Deferred income taxes                                2,561,090        2,285,649
Property & equipment, net                           14,274,864       14,364,020
Deferred policy acquisition costs                    3,524,282        3,661,421
Other assets                                         3,462,048        3,192,151
Intangibles, net                                     4,293,753        4,375,416
                                                   -----------      -----------
                                                  $175,943,011      168,494,814
                                                   ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Notes payable to banks                              $4,300,000        4,300,000
Accounts payable                                     2,124,203        2,302,202
Reserves for losses and loss
  adjustment expenses                               41,804,006       40,954,783
Unearned premiums                                   14,170,259       14,977,825
Cash Collateral held                                16,286,435       10,403,706
Accrued liabilities                                  1,596,608        1,681,266
Income taxes                                           850,477          294,980
Long-term debt                                      42,553,211       43,405,266
                                                   -----------      -----------
      Total liabilities                            123,685,199      118,320,028

Minority interests                                  12,692,420       12,169,851

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 shares
      Authorized; 651,814 and 652,920
      Shares Issued and Outstanding)                   651,814          652,920
  Class A Stock (No Par Value; 10,000,000
      Shares Authorized; 3,224,567 and
      3,313,067 shares Issued and Outstanding)       3,224,567        3,313,067
  Additional paid-in capital                         8,595,714        9,358,948
  Retained earnings                                 27,454,528       26,251,103
  Net unrealized loss on securities                   (361,231)      (1,571,103)
                                                   -----------      -----------
Total stockholders' equity                          39,565,392       38,004,935
                                                   -----------      -----------
                                                  $175,943,011      168,494,814
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                   Three Months Ended March 31, 1995 and 1994


                                                     1995            1994
                                                     ----            ----
Earned premiums                                   $5,702,614       6,539,866
Contract revenues                                  2,720,521       1,816,536
Investment income, net                             1,376,886       1,175,613
Net realized capital gains (losses)                     (120)         23,610
Other income                                         165,934         178,808
                                                   ---------       ---------
                                                   9,965,835       9,734,433
                                                   ---------       ---------

Cost of contract revenues                          2,529,468       1,904,169
Losses and loss adjustment expenses                1,710,784       1,961,979
Amortization of policy acquisition costs           1,088,831       1,148,735
Selling, general and administrative expenses       1,366,390       1,635,857
Interest expense                                   1,210,835       1,381,608
                                                   ---------       ---------
                                                   7,906,308       8,032,348
                                                   ---------       ---------

Earnings before income taxes and minority
    interests                                      2,059,527       1,702,085

Income taxes
  Federal                                            481,985         400,618
  State                                               40,000          26,500
                                                   ---------       ---------
                                                     521,985         427,118
                                                   ---------       ---------

Earnings before minority interests                 1,537,542       1,274,967

Minority interests                                  (334,117)       (371,208)
                                                   ---------       ---------
Net earnings                                      $1,203,425         903,759
                                                   =========       =========


Net earnings per share                                   .30             .22


Weighted average shares outstanding                3,965,165       4,180,794


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 Net
                                       Common      Class A                                    unrealized
                                        stock       stock       Additional                      gains           Total
                                         par         par         paid-in        Retained       (losses)     stockholders'
                                        value       value        capital        earnings     on securities     equity
                                       ------      -------      ----------      --------     -------------  -------------
Balance as of December 31, 1993        $693,333    $3,392,051   $11,060,773    $21,411,242   $  128,603      $36,686,002

 Acquisition and retirement of 925
  Shares of Common Stock                   (925)      ---            (8,630)       ---            ---             (9,555)

 Acquisition and retirement of 48,951
   Shares of Class A Stock                ---         (48,951)     (366,400)       ---            ---           (415,351)

 Effect of Adoption of FAS No. 115,
   Net of Taxes                           ---         ---           ---            ---          472,000          472,000

 Net Unrealized Losses on Debt and
   Equity Securities                      ---         ---           ---            ---         (947,810)        (947,810)

 Net Earnings                             ---         ---           ---            903,759        ---            903,759
                                       --------    ----------   -----------    -----------   ----------      -----------

Balance as of March 31, 1994           $692,408    $3,343,100   $10,685,743    $22,315,001  ($  347,207)     $36,689,045
                                       ========    ==========   ===========    ===========   ==========      ===========

Balance as of December 31, 1994        $652,920    $3,313,067   $ 9,358,948    $26,251,103  ($1,571,103)     $38,004,935

 Acquisition and Retirement of 1,106
  Shares of Common Stock                 (1,106)      ---           (15,484)       ---            ---            (16,590)

 Acquisition and Retirement of 88,500
  Shares of Class A Stock                 ---         (88,500)     (747,750)       ---            ---           (836,250)

 Net Unrealized Appreciation of Debt
  and Equity Securities                   ---         ---          ---            ---         1,209,872        1,209,872

 Net Earnings                             ---         ---          ---           1,203,425        ---          1,203,425
                                       --------    ----------   -----------    -----------   ----------      -----------

Balance as of March 31, 1995           $651,814    $3,224,567   $8,595,714     $27,454,528   $ (361,231)     $39,565,392
                                       ========    ==========   ===========    ===========   ==========      ===========


See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 30, 1995 and 1994


                                                       1995             1994
                                                       ----             ----
Cash flows from operating activities:
  Net earnings                                    $ 1,203,425      $   903,759
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                     591,295          886,951
    Minority interests                                334,117          371,208
    Net realized capital (gains) losses                   120          (23,610)
    Changes in:
        Accrued interest receivable                  (247,089)          91,850
        Reinsurance recoverable                       612,577          311,465
        Receivables, net                            1,082,359         (306,995)
        Deferred policy acquisition costs             137,139          213,172
        Prepaid expenses and other assets            (363,780)          84,504
        Accounts payable and accrued liabilities     (262,657)         230,388
        Cash collateral held                        5,882,729          767,654
        Reserves for losses and loss
          adjustment expenses                         849,223          836,964
        Income taxes, net                             280,056          365,623
        Unearned premiums                            (807,566)      (1,196,246)
                                                   ----------       ----------
          Net cash provided by operating
            activities                              9,291,948        3,536,687
                                                   ----------       ----------

Cash flows from investing activities:
  Proceeds from investments sold or matured:
        Fixed maturities-sold                         130,802        7,928,923
        Fixed maturities-matured                   17,848,750        1,550,000
        Equity securities                              -               925,272
  Purchases of:
        Fixed maturities                          (24,090,180)      (7,764,797)
        Equity securities                              -              (384,013)
        Limited Partnership Investment                 -               (49,836)
  Short-term investments, net                      (3,403,800)         294,196
  Capital expenditures                                (54,120)         (36,241)
                                                   ----------       ----------

        Net cash provided by (used for)
          investing activities                     (9,568,548)       2,463,504
                                                   ----------       ----------

Cash flows from financing activities:
  Borrowings under line of credit                      -             1,700,000
  Repayments on long-term debt                       (852,055)     (12,207,000)
  Payments for acquisition & retirement
   of stock                                          (852,840)        (424,906)
                                                   ----------       ----------

      Net cash used for financing activities       (1,704,895)     (10,931,906)
                                                   ----------       ----------

Net decrease in cash                               (1,981,495)      (4,931,715)

Cash at beginning of period                         5,471,148        8,666,748
                                                   ----------       ----------

Cash at end of period                             $ 3,489,653     $  3,735,033
                                                   ==========       ==========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

(1) Financial Statements

The consolidated financial statements include the accounts of ACMAT Corporation ("ACMAT" or the "Company") and its subsidiaries. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are unaudited.

The interim financial information contained in this report has been prepared from the books and records of the Company and its subsidiaries and reflects, in the opinion of the management of the Company, all adjustments (consisting of normal and recurring accruals) necessary to fairly present results of operations for the periods indicated. All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2) Earnings Per Share

Earnings per share are computed using the weighted average number of Common and Class A shares outstanding for the period and reflect the common stock equivalency of outstanding stock options and warrants, if dilutive.

(3) Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 1995 and 1994 was $241,928 and $61,493, respectively, and interest paid for the three months ended March 31, 1995 and 1994 was $736,236 and $886,039, respectively.

(4) Accounting Change

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS 115, debt securities are classified as held for maturity, available for sale or trading. The Company classifies all debt and equity securities as available for sale. As of January 1, 1994, debt securities classified as available for sale, are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. Adjustments to minority interests are made as a result of unrealized gains and losses. The effect on stockholders' equity from adoption of the statement resulted in an increase in stockholders' equity of $472,000, net of deferred taxes, due to the revaluation of the Company's debt securities on January 1, 1994.

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings increased 33% to $1,203,425 for the three months ended March 31, 1995 compared to $903,759 for the same period a year ago. The increase in net earnings for the quarter ended March 31, 1995 reflects continued strong earnings from insurance operations and improved earnings from the construction operations, an increase in interest income and a decrease in interest expense.

Earned Premiums

Earned premiums for the three months ended March 31, 1995 decreased to $5,702,614 compared to $6,539,866 for the same period in 1994. The decrease in earned premiums is a result of some insurance policies issued with policy durations in excess of twelve months. Net written premiums were $5,102,114 for the three months ended March 31, 1995 compared to $5,535,170 for the three months ended March 31, 1994. Variances in net written premium have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues increased 50% to $2,720,521 for the three-month period ended March 31, 1995 compared to $1,816,536 for the same period in 1994. During the past several years, the Company has focused on fewer more profitable projects.

Management has implemented several strategies designed to improve the results of its construction contracting operations. First, the Company has focused advertising to attract privately negotiated contracts which generally produce higher gross margins. Second, the Company has increased its prices on publicly bid contracts. The market for privately negotiated contracts is significantly smaller than the market for publicly bid contracts. Finally, the Company has focused on controlling both fixed and variable costs, primarily by minimizing the use of its own labor force in favor of subcontracting many trades involved in contract performance. Although the Company believes that these strategies have improved, and will continue to improve, the results of its construction contracting operations, such results will continue to be influenced by factors beyond the Company's control, such as the state of the economy in the Northeast, and there can be no assurance that these strategies will assure the Company's construction contracting operations profitability.

Investment Income, Net

Net investment income increased to $1,376,886 for the three-month period ended March 31, 1995 compared to $1,175,613 for the same period in 1994, representing effective yields of 4.27% and 3.71%, respectively. The increase in investment income in 1995 over 1994 was due substantially to higher yields on the portfolio as the result of rising interest rates in 1994 as well as an increase in the total invested assets. The 1994 rise in short-term interest rates has begun to impact the portfolio. Invested assets, including cash, were $133,340,426 and $124,757,438 at March 31, 1995 and December 31, 1994,
respectively. The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Gains

Realized capital losses from the sale of investments in the three-month period ended March 31, 1995 were $120 compared to realized capital gains of $23,610 for the same period in 1994.

Cost of Contract Revenues

Cost of contract revenues increased to $2,529,468 for the three-month period ended March 31, 1995 compared to $1,904,169 for the same period in 1994. The increase in cost of contract revenues reflects the increase in contract revenues offset by the elimination of the gross losses on the construction operations. The Company's construction backlog was approximately $7,700,000 at March 31, 1995 compared to $2,200,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,710,784 for the three-month period ended March 31, 1995 compared to $1,961,978 for the same period in 1994. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums from 1995 to 1994 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $1,088,831 for the three-month period ended March 31, 1995 as compared to $1,148,735 for the same period in 1994. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's acquisition expense ratio increased to 41.6% in 1995 from 41.3% in 1994.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,366,390 for the three-month period ended March 31, 1995 compared to $1,635,857 for the same period in 1994. The decrease in the selling, general and administrative expenses during 1995 is due primarily to a decrease in amortization of intangible assets which was approximately $100,000 for the three-month period ended March 31, 1995 compared to $301,000 for the same period in 1994.

Interest Expense

Interest expense decreased to $1,210,835 for the three-month period ended March 31, 1995 from $1,381,608 for the same period in 1994. The decrease in interest expense in 1995 is due primarily to the repayment of notes totalling $11,690,000 on March 31, 1994 offset in part by the issuance on June 30, 1994 of an $8,000,000 term loan.

Income Taxes

Income tax expense was $521,985 for the three-month period ended March 31, 1995 compared to $427,118 for the same period in 1994, representing effective Federal tax rates of 23.4% and 23.5%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES:

Reserves for losses and loss adjustment expenses are established with respect to both reported and incurred but not reported claims for insured risks. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims.

Management believes that the reserves for losses and loss adjustment expenses at March 31, 1995 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their efect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") was 30.0% for the three- month periods ended March 31, 1995 and 1994. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 41.6% and 41.3% for the three-month period ended March 31, 1995 and 1994, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.6% and 71.3% for the three-month period ended March 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1995, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of operating losses in its construction contracting operations and interest expense related to notes payable and long-term debt incurred to acquire and capitalize its insurance subsidiaries. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance holding company subsidiaries, United Coasts and ACSTAR Holdings. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance holding company subsidiaries to improve its working capital. In 1995, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt.

The Company realized cash flow from operations of $9,291,948 for the three-month period ended March 31, 1995, compared to $3,536,687 for the same period in 1994. Net cash flows provided by operations in 1995 were derived principally from premium collections and cash collateral received for issuing surety bonds. Substantially all of the Company's cash flow in 1994 was used to repay $11,690,000 of debt on March 31, 1994.

Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities in the first quarter of 1995 amounted to $9,568,548, compared to net cash used for investing activities of $2,463,504 for the same period in 1994.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend
prior to July 1, 1997.   The payment of future cash dividends and the
re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 1995, except for the limitation on the reacquisition of shares which exceeded the Available Fund at March 31, 1995. The Company does not consider this a significant event of default and expects to be in compliance based upon additional earnings in the current year or to receive a waiver from the note holders, as in prior years.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There was $4,300,000 outstanding under this line of credit as of March 31, 1995. Effective June 30, 1994, this credit line was modified to include an additional $8,000,000, six-year, term loan which is repayable in quarterly installments.

During the three-month period ended March 31, 1995, the Company purchased, on the open market and in privately negotiated transactions, 1,106 shares of its Common Stock at an average price of $15.00. The Company also repurchased, in open market and privately negotiated transactions, 88,500 shares of its Class A Stock at an average price of $9.45 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from its two insurance holding companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay are limited to approximately $5,654,000 in 1995.

REGULATORY ENVIRONMENT

The National Association of Insurance Commissioners has recently adopted a risk-based capital formula for property and casualty companies which will be used by insurance regulators in assessing the capital adequacy of insurance companies. The risk-based capital formula, effective December 31, 1994, is a regulatory tool designed to identify weakly capitalized companies. The formula determines a required amount of capital based on the risks that the insurer assumes. Various regulatory actions are then prescribed if a company's ratio falls below the minimum required ratio. These actions range from requiring the insurer to submit a comprehensive plan to the insurance commissioner in the event its statutory surplus falls below its Company Action Level which is 200% of it Authorized Control Level, as calculated under the formula, to placing the insurer under regulatory control if its statutory surplus falls below 70% of its Authorized Control Level. The ratio for each of the Company's insurance subsidiaries as of December 31, 1994 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

   a.  Exhibits:

       Exhibit 27 - Financial Data Schedule

   b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACMAT CORPORATION


Date:  May 12, 1995                ---------------------------------------------
                                   Henry W. Nozko, Sr. President and Chairman



Date:  May 12, 1995                ---------------------------------------------
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer