Form 10-Q
period 1995-06-30
ACMAT CORP
filed 1995-08-14
CIK 2062

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q




[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________


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


                              Yes   X    No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares outstanding
       Title of Class                               at July 31, 1995

        Common Stock                                     649,974
       Class A Stock                                   2,827,962

                              TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                    PAGE

  Item 1.  Financial Statements
           Consolidated Balance Sheets                             3
           Consolidated Statements of Earnings                     4
           Consolidates Statements of Stockholder's Equity         5
           Consolidated Statements of Cash Flows                   6
           Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

Part II  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders    13

  Item 6.  Exhibits and Reports on Form 8-K                       13

  Signatures                                                      14

Part I Financial Information
Item I Financial Statements


                      ACMAT CORPORATION AND SUBSIDIARIES
                             Financial Statements
                         Consolidated Balance Sheets


                                                                                   June 30,                         December 31,
Assets                                                                               1995                              1994
------                                                                          ------------                        ------------
Investments:
   Fixed maturities-available for sale,
          at market
       (Cost of 112,146,227 in 1995 and
       111,996,797 in 1994)                                                     $112,561,634                       108,911,211
   Equity securities, at market value
       (Cost $20,000 in 1995 and
       $627,253 in 1994)                                                              20,000                           444,109
   Limited partnership investment, at
       market value (Cost $1,097,261 in 1995
       and $1,123,120 in 1994)                                                     1,392,452                         1,204,914
   Short-term investments, at cost which
       approximates market                                                        14,907,349                         8,726,056
                                                                                ------------                      ------------
       Total investments                                                         128,881,435                       119,286,290
Cash                                                                               3,418,361                         5,471,148
Accrued interest receivable                                                        1,843,344                         1,890,826
Reinsurance recoverable                                                            3,906,788                         4,228,879
Receivables, net                                                                  10,321,992                         9,480,567
Federal income tax recoverable                                                        23,518                            23,518
Prepaid expenses                                                                     250,938                           234,929
Deferred income taxes                                                              2,672,541                         2,285,649
Property & equipment, net                                                         14,168,235                        14,364,020
Deferred policy acquisition costs                                                  3,640,206                         3,661,421
Other assets                                                                       3,117,167                         3,192,151
Intangibles, net                                                                   4,212,090                         4,375,416
                                                                                ------------                      ------------
                                                                                $176,456,615                       168,494,814
                                                                                ============                      ============

Liabilities & Stockholders' Equity
----------------------------------

Notes payable to banks                                                          $  5,000,000                         4,300,000
Accounts payable                                                                   2,603,871                         2,302,202
Reserves for losses and loss
   adjustment expenses                                                            43,489,888                        40,954,783
Unearned premiums                                                                 15,255,509                        14,977,825
Collateral held                                                                   16,095,396                        10,403,706
Accrued liabilities                                                                1,417,196                         1,681,266
Income taxes                                                                         516,013                           294,980
Long-term debt                                                                    41,700,698                        43,405,266
                                                                                ------------                      ------------
         Total liabilities                                                       126,078,571                       118,320,028

Minority interests                                                                13,155,221                        12,169,851

Stockholders' Equity:
   Common Stock (No Par Value; 3,500,000 shares
         Authorized; 650,174 and 652,920
         Shares Issued and Outstanding)                                              650,174                           652,920
   Class A Stock (No Par Value; 10,000,000
         Shares Authorized; 2,837,962 and
         3,313,067 shares Issued and Outstanding)                                  2,837,962                         3,313,067
   Additional paid-in capital                                                      4,208,666                         9,358,948
   Retained earnings                                                              28,903,497                        26,251,103
   Net unrealized gain (loss) on securities                                          622,524                        (1,571,103)
                                                                                ------------                      ------------
   Total stockholders' equity                                                     37,222,823                        38,004,935
                                                                                ------------                      ------------
                                                                                $176,456,615                       168,494,814
                                                                                ============                      ============

See Notes to Consolidated Financial Statements.

                      ACMAT CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Earnings


                                          Three months ended,                 Six months ended,
                                               June 30,                           June 30,
                                       -------------------------        ---------------------------
                                          1995           1994              1995              1994
                                       ----------     ----------        ----------        ----------
Earned premiums                        $6,345,619      6,496,700        12,048,233        13,036,566
Contract revenues                       3,021,427      1,877,095         5,741,948         3,693,631
Investment income, net                  1,562,565      1,066,898         2,939,451         2,242,511
Net realized capital losses                (7,580)       (55,555)           (7,700)          (31,945)
Other income                              205,442        189,108           371,376           367,916
                                       ----------      ---------        ----------        ----------
                                       11,127,473      9,574,246        21,093,308        19,308,679
                                       ----------      ---------        ----------        ----------


Losses and loss adjustment
  expenses                              1,953,231      1,987,075         3,664,015         3,949,054
Amortization of policy
Acquisition costs                         980,699        965,694         2,069,530         2,037,928
Cost of contract revenues               2,922,516      1,814,522         5,451,984         3,718,691
Selling, general and
  administrative expenses               1,546,914      1,490,127         2,913,304         3,202,485
Interest expense                        1,201,738      1,105,147         2,412,573         2,486,755
                                       ----------      ---------        ----------        ----------
                                        8,605,098      7,362,565        16,511,406        15,394,913
                                       ----------      ---------        ----------        ----------

Earnings before income taxes and
  minority interests                    2,522,375      2,211,681         4,581,902         3,913,766

Income taxes
  Federal                                 685,725        573,109         1,167,710           973,727
  State                                    30,000         11,000            70,000            37,500
                                       ----------      ---------        ----------        ----------
                                          715,725        584,109         1,237,710         1,011,227
                                       ----------      ---------        ----------        ----------
Earnings before minority
  interests                             1,806,650      1,627,572         3,344,192         2,902,539

Minority interests                       (357,681)      (401,455)         (691,798)         (772,663)
                                       ----------      ---------        ----------        ----------
Net earnings                           $1,448,969      1,226,117         2,652,394         2,129,876
                                       ==========      =========        ==========        ==========


Net earnings per share and                   $.38            .30               .69               .51
 equivalent share

Net earnings per share - assuming
 full dilution                               $.31             --               .56                --

Weighted average shares
 outstanding                            3,776,797      4,133,710         3,871,366         4,153,577


See Notes to Consolidated Financial Statements.

                      ACMAT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                Net
                                           Common       Class A                                 unrealized
                                           stock        stock        Additional                 gains            Total
                                           par          par          paid-in       Retained     (losses)         stockholders'
                                           value        value        capital       earnings     on securities    equity
                                           -----        -----        -------       --------     -------------    ------------
 Balance as of December 31, 1993          $693,333    $3,392,051   $11,060,773    $21,411,242   $   128,603        $36,686,002

   Acquisition and Retirement of 1,125
    Shares of Common Stock                  (1,125)       --           (10,677)        --             --               (11,802)

   Acquisition and Retirement of 84,734
    Shares of Class A Stock                   --         (84,734)     (625,075)        --             --              (709,809)

   Effect of Adoption of FAS No. 115,
    Net of Taxes                              --          --            --             --           472,000            472,000
   Net Unrealized Losses on Debt and
    Equity Securities                         --          --            --             --        (1,246,821)        (1,246,821)


   Net Earnings                               --          --            --          2,129,876         --             2,129,876
                                          --------    ----------   -----------    -----------   -----------        -----------
 Balance as of June 30, 1994              $692,208    $3,307,317   $10,425,021    $23,541,118   $  (646,218)       $37,319,446
                                          ========    ==========   ===========    ===========   ===========        ===========


 Balance as of December 31, 1994          $652,920    $3,313,067   $ 9,358,948    $26,251,103   $(1,571,103)       $38,004,935

   Acquisition and retirement of
    2,746 Shares of Common
    Stock                                   (2,746)       --           (39,314)        --             --               (42,060)

   Acquisition and retirement of
    525,104 Shares of
    Class A Stock                             --        (525,104)   (5,560,959)        --             --            (6,086,063)

   Issuance of 49,999 Shares
     of Class A Stock                         --          49,999       449,991         --             --               499,990

   Net Unrealized Appreciation of
    Equity Securities                         --          --            --             --         2,193,627          2,193,627


   Net Earnings                               --          --            --          2,652,394         --             2,652,394
                                          --------    ----------   -----------    -----------   -----------        -----------

 Balance as of June 30, 1995              $650,174    $2,837,962    $4,208,666    $28,903,497   $    622,524       $37,222,823
                                          ========    ==========   ===========    ===========   ===========        ===========


See Notes to Consolidated Financial Statements.

                      ACMAT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1995 and 1994



                                                                                     1995                              1994
                                                                                 -----------                       -----------
Cash flows from operating activities:
   Net earnings                                                                  $ 2,652,394                         2,129,876
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                                                 1,135,136                         1,676,201
     Minority interests                                                              691,798                           772,663
     Net realized capital losses                                                       7,700                            31,945
     Changes in:
         Accrued interest receivable                                                  47,482                            41,658
         Reinsurance recoverable                                                     322,091                           536,226
         Receivables, net                                                           (841,425)                       (2,222,547)
         Deferred policy acquisition costs                                            21,215                           (54,073)
         Prepaid expenses and other assets                                            22,561                          (522,398)
         Accounts payable and accrued liabilities                                     37,599                           357,189
         Collateral held                                                           5,691,690                        (3,896,891)
         Reserves for losses and loss
           adjustment expenses                                                     2,535,105                         2,088,900
         Income taxes, net                                                          (165,858)                          280,369
         Unearned premiums                                                           277,684                            41,546
                                                                                 -----------                       -----------
         Net cash provided by operating
             activities                                                           12,435,172                         1,260,664
                                                                                 -----------                       -----------
Cash flows from investing activities:
   Proceeds from investments sold or matured:
         Fixed maturities-sold                                                     7,016,843                        10,719,148
         Fixed maturities-matured                                                 34,216,250                         8,160,000
         Equity securities                                                           614,340                           925,272
   Purchases of:
         Fixed maturities                                                        (43,387,981)                      (12,935,898)
         Equity securities                                                               -                            (384,013)
         Limited Partnership Investment                                                  -                             (49,836)
   Short-term investments, net                                                    (6,181,293)                          142,989
   Capital expenditures                                                              (98,417)                         (294,884)
                                                                                 -----------                       -----------
       Net cash provided by (used for)
           investing activities                                                   (7,820,258)                        6,282,778
                                                                                ------------                       -----------
Cash flows from financing activities:
   Borrowings under line of credit                                                   700,000                         1,700,000
   Payments under line of credit                                                         -                          (1,700,000)
   Repayments on long-term debt                                                   (1,204,578)                      (12,724,415)
   Issuance of long-term debt                                                            -                           8,000,000
   Payments for subsidiary stock                                                     (35,000)                          (41,250)
   Payments for acquisition & retirement
    of stock                                                                      (6,128,123)                         (721,611)
                                                                                 -----------                       -----------
       Net cash used for financing activities                                     (6,667,701)                       (5,487,276)
                                                                                 -----------                       -----------
Net (decrease) increase in cash                                                   (2,052,787)                        2,056,166

Cash at beginning of period                                                        5,471,148                         8,666,748
                                                                                 -----------                       -----------
Cash at end of period                                                            $ 3,418,361                        10,722,914
                                                                                 ===========                       ===========

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

(2) Earnings Per Share

Earnings per share and equivalent share are computed using the weighted average number of Common and Class A shares outstanding for the period and reflect the common stock equivalency of outstanding stock options and warrants, if dilutive.

Earnings per share -- assuming full dilution were determined on the assumptions that convertible debt were converted on January 1, 1995. Net earnings were adjusted for the interest expense related to the convertible debt, net of its tax effect. In prior periods, there were no significant differences between primary and fully diluted earnings per share.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 1995 and 1994 were $1,403,568 and $730,860, respectively, and interest paid for the six months ended June 30, 1995 and 1994 were $2,441,195 and $2,486,755, respectively.

On June 30, 1995, the holders of the 10.5% Convertible Senior Notes elected to convert the principal payment due on June 30, 1995 to shares of Class A Stock. The issuance of 49,999 shares of Class A Stock in the amount of $499,990 is a non-cash transaction that is not reflected in the Statements of Cash Flows.

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

                              ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings increased 18% to $1,448,959 for the three months ended June 30, 1995 compared to $1,226,117 for the same period a year ago. Net earnings for the six months ended June 30, 1995 were $2,652,384 compared to $2,129,876 for the six months ended June 30, 1994. The increase in net earnings for the quarter ended June 30, 1994 reflects the increase in net investment income offset in part by an increase in interest expense.

Earned Premiums

Net written premiums were $7,461,509 for the three months ended June 30, 1995 compared to $7,705,007 for the three months ended June 30, 1994. Net written premiums for the six months ended June 30, 1995 were $12,563,623 compared to $13,240,177 for the six months ended June 30, 1994. Premiums earned for the three months ended June 30, 1995 were $6,345,619 as compared to $6,496,700 for the three months ended June 30, 1994. Premiums earned for the six months ended June 30, 1995 were $12,048,233 as compared to $13,036,566 for the six months ended June 30, 1994. The decrease in net written premiums for the three and six months ended June 30, 1995 compared to the same periods in 1994 is a result of a reduction in direct premiums written offset in part by an increase in assumed premiums each of which fluctuates from quarter to quarter. Variances in net premiums written have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues increased to $3,021,427 for the three-month period ended June 30, 1995 compared to $1,877,095 for the same period in 1994. Contract revenues increased to $5,741,948 for the six-month period ended June 30, 1995 compared to $3,693,631 for the same period in 1994. During the past several years, the Company has controlled its volume of construction business in an effort to focus on more profitable projects and to devote more resources to the Insurance Group. Increases for the 1995 periods are believed to be temporary and relate to two multi-million dollar projects that are in progress. The increase in construction revenue is expected to decline upon completion of these projects.

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

Investment Income, Net

Net investment income increased to $1,562,565 for the three-month period ended June 30, 1995 compared to $1,066,898 for the same period in 1994, representing effective yields of 4.71% and 3.55%, respectively. Net investment income was $2,939,451 for the six- month period ended June 30, 1995 compared to $2,242,511 for the same period in 1994, representing effective yields of 4.57% and 3.54%, respectively. The increase in investment income in 1995 over 1994 was due substantially to higher yields on the portfolio as the result of rising interest rates in 1994 as well as an increase in total invested assets. Invested assets, including cash, were $132,299,796 and $124,757,438 at June 30, 1995 and December 31, 1994, respectively. The increase in invested assets is attributable to net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Gains

Realized capital losses were $7,580 for the three-month period ended June 30, 1995 compared to $55,555 for the same period in 1994. Realized capital losses from the sale of investments in the six-month period ended June 30, 1995 were $7,700 compared to $31,945 for the same period in 1994.

Cost of Contract Revenues

Cost of contract revenues were $2,922,516 for the three-month period ended June 30, 1995 compared to $1,814,522 for the same period a year ago. Cost of contract revenues increased to $5,451,984 for the six-month period ended June 30, 1995 compared to $3,718,691 for the same period in 1994. Costs of construction revenues vary from period to period as a function of contract revenues. (See Contract Revenues). The Company's construction backlog was approximately $5,640,000 at June 30, 1995 compared to $5,700,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,953,231 for the three-month period ended June 30, 1995 compared to $1,987,075 for the same period in 1994. Losses and loss adjustment expenses were $3,664,015 for the six months ended June 30, 1995 compared to $3,949,054 for the six months ended June 30, 1994. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums from 1994 to 1995 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $980,699 for the three-month period ended June 30, 1995 as compared to $965,694 for the same period in 1994. For the six months ended June 30, 1995, amortization of policy acquisition cost was $2,069,530 compared to $2,037,928 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's expense ratio increased to 40.8% in 1995 from 39.5% in 1994 due primarily to an increase in commissions and a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,546,914 for the three-month period ended June 30, 1995 compared to $1,490,127 for the same period in 1994. Selling, general and administrative expenses were $2,913,304 for the six-month period ended June 30, 1995 compared to $3,202,488 for the same period in 1994. The decrease in the selling, general and administrative expenses during the six-month period ended June 30, 1995 is due primarily to a decrease in amortization expense related to intangible assets. Amortization of intangible assets was approximately $100,000 for the three-month period ended June 30, 1995 compared to approximately $239,000 for the same period in 1994. Amortization of intangible assets was approximately $200,000 for the six-month period ended June 30, 1995 compared to $540,000 for the same period a year ago.

Interest Expense

Interest expense increased to $1,201,738 for the three-month period ended June 30, 1995 compared to $1,105,147 for the same period in 1994 due to the issuance on July 1, 1994 of an $8,000,000 term loan. Interest expense decreased to $2,412,573 for the six-month period ended June 30, 1995 compared to $2,486,755 for the same period in 1994, due primarily to the repayment of principal relating to the $15,000,000 10.5% Convertible Senior Notes.

Income Taxes

Income tax expense was $715,725 for the three-month period ended June 30, 1995 compared to $584,109 for the same period in 1994, representing effective Federal tax rates of 27.2% and 25.9%, respectively. Income tax expense was $1,237,710 for the six-month period ended June 30, 1995 compared to $1,011,227 for the same period in 1994, representing effective Federal tax rates of 25.5% and 24.9%, respectively. The increase in the Federal effective tax rate for 1995 is due primarily to the decrease in the amount of tax- exempt investment income and an increase in taxable investment income.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 1995 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 30.2% and 30.0 % for the six-month periods ended June 30, 1995 and 1994, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 40.8% and 39.5% for the six-month period ended June 30, 1995 and 1994, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.0% and 69.5% for the six-month period ended June 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1995, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of operating losses in its construction contracting operations and interest expense related to notes payable and long-term debt incurred by it to acquire and capitalize its insurance subsidiaries. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

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

The Company realized cash flow from operations of $12,435,172 for the six-month period ended June 30, 1995, compared to $1,260,664 for the same period in 1994. The increase in net cash flows provided by operations in 1995 compared to 1994 were derived principally from premium collections and the receipt of collateral held. Substantially all of the Company's cash flow in 1994 was used to repay $12,207,000 of debt on March 31, 1994.

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

Net cash used for investing activities in 1995 amounted to $7,820,258, compared to net cash provided by investing activities of $6,282,778 for the same period in 1994.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 1995, except for the limitation on the reacquisition of shares which exceeded the Available Fund at June 30, 1995. The Company does not consider this a significant Event of Default and expects to receive a waiver from the note holders, as in prior years.

The Company maintains a short-term unsecured bank credit line of $10,000,000 to fund interim cash requirements. Effective June 30, 1994, this credit line was renewed and modified to include an additional $8,000,000, six-year, term loan, which is repayable in quarterly installments. Portions of the proceeds of such term loan were applied to the repayment of intercompany debt and to the reduction of the Company's short-term credit line in 1994. There was $5,000,000 outstanding under this line of credit at June 30, 1995.

During the six-month period ended June 30, 1995, the Company purchased, on the open market and in privately negotiated transactions, 2,746 shares of its Common Stock at an average price of $15.32. The Company also purchased, in open market and privately negotiated transactions, 525,104 shares of its Class A Stock at an average price of $11.58 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from its two insurance holding companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $5,654,000 in 1995.

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

Part II - Other Information

Item 4 -  Submission of Matters to a Vote of Security Holders

        a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 29, 1995

        b.  Directors elected at the meeting:

                                       Votes             Votes           Brokers
                                       For              Against          Non-Votes
                                      -------           -------          ---------
          Henry Nozko, Sr.            909,667           2,131             0
          Henry Nozko, Jr.            909,667           2,131             0
          Ralph Hart                  909,574           2,225             0
          Victoria Nozko              909,447           2,351             0
          John Creasy                 909,574           2,225             0
          Michael Sullivan            909,794           2,005             0

        c.  Other matters voted upon:

                                               Votes      Votes                  Brokers
                                               For       Against    Abstain      Non-Votes
                                             -------     -------    -------      ---------
            1.  Appointment of
                Independent Auditors         909,901      1,497        400          0

            2.  Approval of the grant of
                Stock options                805,855     57,780      3,075          0

Item 6 -  Exhibits and Reports on Form 8-K

   a.  Exhibits -

          27. Financial Data Schedule

   b.  Report on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACMAT CORPORATION


Date:  August 14, 1995           /s/ Henry W. Nozko, Sr.
                                 ---------------------------------------------
                                 Henry W. Nozko, Sr. President and Chairman


Date:  August 14, 1995           /s/ Henry W. Nozko, Jr.
                                 ---------------------------------------------
                                 Henry W. Nozko, Jr., Executive Vice President
                                 Chief Operating Officer, and Treasurer

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule