Form 10-Q
period 1995-09-30
ACMAT CORP
filed 1995-11-13
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______ to

Commission file number  0-6234


                                ACMAT CORPORATION
       Connecticut                                       06-0682460
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              233 Main Street, New Britain, Connecticut 06050-2350
                     (Address of principal executive offices)


Registrant's telephone number including area code:           (860) 229-9000


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

                                             Yes   X    No
                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares outstanding
Title of Class                               at October 31, 1995
--------------                               -------------------
  Common Stock                                     647,464
  Class A Stock                                  2,731,837

                                TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION                                    PAGE
                                                                 ----

  Item 1.  Financial Statements
           Consolidated Balance Sheets                             3
           Consolidated Statements of Earnings                     4
           Consolidated Statements of Stockholders' Equity         5
           Consolidated Statements of Cash Flows                   6
           Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9

Part II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                       14

  Signatures                                                      15

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                        1995            1994
                                                    -------------   ------------
Assets
Investments:
  Fixed maturities-available for
     sale, at market (Cost of $123,180,115 in
      1995 and $110,647,319 in 1994)                $123,634,556    108,911,211
  Equity securities, at market value
     (Cost $20,000 in 1995 and
     $627,253 in 1994)                                    20,000        444,109
  Limited partnership investment, at
     market value (Cost $1,154,517 in 1995
     and $1,097,261 in 1994)                           1,905,653      1,204,914
  Short-term investments, at cost which
     approximates market                               5,685,936      8,726,056
                                                    ------------    -----------
     Total investments                               131,246,145    119,286,290
Cash                                                   3,392,294      5,471,148
Accrued interest receivable                            2,207,505      1,890,826
Reinsurance recoverable                                3,606,842      4,228,879
Receivables, net                                       9,220,342      9,480,567
Federal income tax recoverable                            23,518         23,518
Prepaid expenses                                         365,827        234,929
Deferred income taxes                                  2,725,494      2,285,649
Property & equipment, net                             14,058,863     14,364,020
Deferred policy acquisition costs                      3,502,576      3,661,421
Other assets                                           3,073,060      3,192,151
Intangibles, net                                       4,130,427      4,375,416
                                                    ------------    -----------
                                                    $177,552,893    168,494,814
                                                    ============    ===========

Liabilities & Stockholders' Equity
----------------------------------

Notes payable to banks                              $  6,000,000      4,300,000
Accounts payable                                       2,809,132      2,302,202
Reserves for losses and loss
  adjustment expenses                                 44,136,873     40,954,783
Unearned premiums                                     14,074,632     14,977,825
Collateral held                                       15,209,920     10,403,706
Accrued liabilities                                    2,226,173      1,681,266
Income taxes                                             314,095        294,980
Long-term debt                                        40,847,717     43,405,266
                                                    ------------    -----------
      Total liabilities                              125,618,542    118,320,028

Minority interests                                    13,572,797     12,169,851

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares
     Authorized; 647,464 and 652,920
     Shares Issued and Outstanding)                      647,464        652,920
  Class A Stock (No Par Value; 10,000,000
     Shares Authorized; 2,785,949 and
     3,313,067 Shares Issued and Outstanding)          2,785,949      3,313,067
  Additional paid-in capital                           3,476,610      9,358,948
  Retained earnings                                   30,363,354     26,251,103
  Net unrealized gain (loss) on securities             1,088,177     (1,571,103)
                                                    ------------    -----------
  Total stockholders' equity                          38,361,554     38,004,935
                                                    ------------    -----------
                                                    $177,552,893    168,494,814
                                                    ============    ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                        Three months ended,              Nine months ended
                                           September 30,                    September 30,
                                        --------------------            --------------------
                                        1995            1994            1995            1994
                                        ----            ----            ----            ----
Earned premiums                    $  6,190,342       6,497,478      18,238,575      19,534,044
Contract revenues                     3,280,366       1,153,538       9,022,314       4,847,169
Investment income, net                1,531,607       1,221,662       4,471,058       3,464,173
Net realized capital losses             (20,179)         (4,927)        (27,879)        (36,872)
Other income                            158,502         141,531         529,878         509,447
                                   ------------       ---------      ----------      ----------
                                     11,140,638       9,009,282      32,233,946      28,317,961
                                   ------------       ---------      ----------      ----------

Losses and loss adjustment
  expenses                            1,847,000       1,963,659       5,511,015       5,912,713
Amortization of policy
  acquisition costs                   1,097,789         963,980       3,167,319       3,001,908
Cost of contract revenues             2,990,986       1,173,695       8,442,970       4,892,386
Selling, general and
  administrative expenses             1,539,128       1,407,852       4,452,432       4,610,337
Interest expense                      1,193,257       1,233,827       3,605,830       3,720,582
                                   ------------       ---------      ----------      ----------
                                      8,668,160       6,743,013      25,179,566      22,137,926
                                   ------------       ---------      ----------      ----------

Earnings before income taxes and
  minority interests                  2,472,478       2,266,269       7,054,380       6,180,035

Income taxes
  Federal                               621,196         520,300       1,788,906       1,494,027
  State                                  35,000          57,000         105,000          94,500
                                   ------------       ---------      ----------      ----------
                                        656,196         577,300       1,893,906       1,588,527
                                   ------------       ---------      ----------      ----------

Earnings before minority
  interests                           1,816,282       1,688,969       5,160,474       4,591,508

Minority interests                     (356,425)       (382,646)     (1,048,223)     (1,155,309)
                                   ------------       ---------      ----------      ----------

Net earnings                       $  1,459,857       1,306,323       4,112,251       3,436,199
                                   ============       =========      ==========      ==========

Net earnings per share and share
 equivalent                        $        .42             .32            1.10             .83

Net earnings per share -
 assuming full dilution            $        .32              --             .88              --

Weighted average shares
 outstanding                          3,512,357       4,143,789       3,750,600       4,138,435


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Net
                                          Common      Class A                                     unrealized
                                          stock       stock         Additional                    gains           Total
                                          par         par           paid-in        Retained       (losses)        stockholders'
                                          value       value         capital        earnings       on securities   equity
                                          -----       -----         -------        --------       -------------   ------
Balance as of December 31, 1993           $693,333    $3,392,051    $11,060,773    $21,411,242    $   128,603     $36,686,002

  Acquisition and Retirement of 40,313
   Shares of Common Stock                  (40,313)         --         (445,995)          --             --          (486,308)

  Acquisition and Retirement of
   194,734 Shares of Class A Stock            --        (194,734)    (1,437,704)          --             --        (1,632,438)

  Issuance of 379,500 Shares of               --         379,500      2,620,500           --             --         3,000,000
   Class A Stock

  Issuance of 10,000 Shares of                --          10,000         50,000           --             --            60,000
   Class A Stock pursuant to stock
   options

  Effect of Adoption of FAS No. 115,          --            --             --             --          472,000         472,000
   Net of Taxes

  Net Unrealized Losses on Debt and           --            --             --             --       (1,325,825)     (1,325,825)
   Equity Securities

  Other                                       --            --         (238,106)          --             --          (238,106)

  Net Earnings                                --            --             --        3,436,199           --         3,436,199
                                          --------    ----------    -----------    -----------    -----------     -----------

Balance as of September 30, 1994          $653,020    $3,586,817    $11,609,468    $24,847,441    $  (725,222)    $39,971,524
                                          ========    ==========    ===========    ===========    ===========     ===========


Balance as of December 31, 1994           $652,920    $3,313,067    $ 9,358,948    $26,251,103    $(1,571,103)    $38,004,935

  Acquisition and retirement of 5,456
   Shares of Common Stock                   (5,456)          --         (80,579)          --             --           (86,035)

  Acquisition and retirement of 627,116
   Shares of Class A Stock                    --        (627,116)    (6,701,741)          --             --        (7,328,857)


  Issuance of 99,998 Shares                   --          99,998        899,982           --             --           999,980
   of Class A Stock

  Net Unrealized Appreciation of Debt
   and Equity Securities                      --            --             --             --        2,659,280       2,659,280

  Net Earnings                                --            --             --        4,112,251           --         4,112,251
                                          --------    ----------    -----------    -----------    -----------     -----------

Balance as of September 30, 1995          $647,464    $2,785,949    $ 3,476,610    $30,363,354    $ 1,088,177     $38,361,554
                                          ========    ==========    ===========    ===========    ===========     ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1995 and 1994

                                                          1995            1994
                                                      ------------     -----------
Cash flows from operating activities:
  Net earnings                                        $  4,112,251       3,436,199
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                        1,658,991       2,305,884
    Minority interests                                   1,048,223       1,155,309
    Net realized capital losses                             27,879          36,872
    Changes in:
      Accrued interest receivable                         (316,679)         (7,790)
      Reinsurance recoverable                              622,037         695,072
      Receivables, net                                     260,225      (1,812,725)
      Deferred policy acquisition costs                    158,845        (250,331)
      Prepaid expenses and other assets                    (66,428)       (295,592)
      Accounts payable and accrued liabilities           1,051,837        (154,543)
      Collateral held                                    4,806,214      (3,076,970)
      Reserves for losses and loss
        adjustment expenses                              3,182,090       3,473,257
      Income taxes, net                                   (420,730)        558,020
      Unearned premiums                                   (903,193)        736,463
                                                      ------------       ---------
        Net cash provided by operating
          activities                                    15,221,562       6,799,125
                                                      ------------       ---------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed maturities-sold                              8,788,372      12,447,495
      Fixed maturities-matured                          38,525,426      24,300,000
      Equity securities                                    614,340         925,272
   Purchases of:
      Fixed maturities                                 (60,773,475)    (33,119,121)
      Equity securities                                       --          (384,013)
      Limited Partnership Investment                       (51,397)        (49,836)
   Short-term investments, net                           3,040,120      (6,242,339)
   Purchase of 9% interest in ACSTAR Holdings, Inc.           --        (3,000,000)
   Capital expenditures                                   (136,341)       (470,016)
                                                      ------------       ---------

       Net cash used for investing activities           (9,992,955)     (5,592,558)
                                                      ------------       ---------

Cash flows from financing activities:
   Borrowings under line of credit                       1,700,000       1,700,000
   Payments under line of credit                              --        (1,700,000)
   Payments on long-term debt                           (1,557,569)    (13,575,587)
   Issuance of long-term debt                                 --         8,000,000
   Issuance of Class A Stock                                  --         2,821,894
   Payments for subsidiary stock                           (35,000)        (41,250)
   Payments for acquisition & retirement
    of stock                                            (7,414,892)     (2,118,746)
                                                      ------------       ---------

       Net cash used for financing activities           (7,307,461)     (4,913,689)
                                                      ------------       ---------

Net decrease in cash                                    (2,078,854)     (3,707,122)

Cash at beginning of period                              5,471,148       8,666,748
                                                      ------------       ---------

Cash at end of period                                 $  3,392,294       4,959,626
                                                      ============     ===========


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

Earnings per share-assuming full dilution were determined on the assumptions that convertible debt were converted on January 1, 1995. Net earnings were adjusted for the interest expense related to the convertible debt, net of its tax effect. In prior periods, there were no significant differences between primary and fully diluted earnings per share.

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 1995 and 1994 was $2,314,635 and $1,030,507, respectively, and interest paid for the nine months ended September 30, 1995 and 1994 was $3,113,161 and $3,248,082, respectively.

On June 30, 1995 and September 30, 1995, the holders of the 10.5% Convertible Senior Notes elected to convert the principal payments due on June 30, 1995 and September 30, 1995 to shares of Class A Stock. The issuance of 99,998 shares of Class A Stock in the amount of $999,980 is a non-cash transaction that is not reflected in the Statements of Cash Flows.

(4) Accounting Change

Effective January 1, 1994, the Company adopted Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS 115, debt securities are classified as held for maturity, available for sale or trading. The Company classified all debt and equity securities as available for sale. As of January 1, 1994, debt securities classified as available for sale, are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. Adjustments to minority interests are made as a result of unrealized gains and losses. The effect on stockholders' equity from adoption of the statement resulted in an increase in stockholders' equity of $472,000, net of deferred taxes, due to the revaluation of the Company's debt securities on January 1, 1994.

(5) Other Events

On September 21, 1994, ACMAT Corporation purchased from The Environmental Venture Fund, a Delaware limited partnership ("EVF"), The Apex Investment Fund, an Illinois limited partnership ("Apex") and The Productivity Fund, a Delaware limited partnership ("PF"), 15, 10 and 5 shares, respectively, of the common stock of ACSTAR Holdings, Inc. ("ACSTAR Holdings"), a subsidiary of the Company, for an aggregate consideration of $3 million. As a result of these transactions, the amount of the outstanding common stock of ACSTAR Holdings owned by the Company has increased from 91% to 100%, thereby making ACSTAR Holdings a wholly-owned subsidiary of the Company.

In a separate transaction, EVF, Apex and PF exercised their warrants to purchase 189,750, 126,500 and 63,250 shares, respectively, of Class A Stock of the Company for an aggregate consideration of $3 million.

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings increased 12% to $1,459,857 for the three months ended September 30, 1995 compared to $1,306,323 for the same period a year ago. Net earnings for the nine months ended September 30, 1995 were $4,112,251 compared to $3,436,199 for the nine months ended September 30, 1994. The increase in net earnings for the quarter ended September 30, 1995 reflects the elimination of the construction contracting gross losses and an increase in interest income.

Earned Premiums

Net written premiums were $5,237,706 for the three months ended September 30, 1995 compared to $7,196,512 for the three months ended September 30, 1994. Net written premiums for the nine months ended September 30, 1995 were $17,801,329 compared to $20,436,689 for the nine months ended September 30, 1994. Premiums earned for the three months ended September 30, 1995 were $6,190,342 as compared to $6,497,478 for the three months ended September 30, 1994. Premiums earned for the nine months ended September 30, 1995 were $18,238,575 as compared to $19,534,044 for the nine months ended September 30, 1994. The decrease in premiums earned for the three and nine-month periods ended September 30, 1995 compared to the same period in 1994 reflects the fluctuations in net written premiums from quarter to quarter. The Company has accepted fewer new accounts as a result of what is believed to be inadequate pricing in the market. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues increased to $3,280,366 for the three-month period ended September 30, 1995 compared to $1,153,538 for the same period in 1994. Contract revenues increased to $9,022,314 for the nine-month period ended September 30, 1995 compared to $4,847,169 for the same period in 1994. During the past several years, the Company has controlled its volume of construction business in an effort to focus on more profitable projects and to devote more resources to the Insurance Group. Increases for the 1995 periods are believed to be temporary and relate to two multi-million dollar projects that are in progress. The increase in construction revenue is expected to decline upon completion of these projects in the first quarter of 1996.

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

Investment Income, Net

Net investment income was $1,531,607 for the three-month period ended September 30, 1995 compared to $1,221,662 for the same period in 1994, representing effective yields of 4.59% and 3.99%, respectively. Net investment income was $4,471,058 for the nine-month period ended September 30, 1995 compared to $3,464,173 for the same period in 1994, representing effective yields of 4.60% and 3.71%, respectively. The increase in investment income for 1995 over 1994 was due substantially to higher yields on the portfolio as the result of rising interest rates in 1994 as well as an increase in total invested assets. Invested assets, including cash, were $134,638,439 and $124,757,438 at September 30, 1995 and December 31, 1994, respectively. The increase in invested assets is attributable to net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Gains

Realized capital losses were $20,179 for the three-month period ended September 30, 1995 compared to $4,927 for the same period in 1994. Realized capital losses in the nine-month period ended September 30, 1995 were $27,879 compared to realized capital losses of $36,872 for the same period in 1994.

Cost of Contract Revenues

Cost of contract revenues were $2,990,986 for the three-month period ended September 30, 1995 compared to $1,173,695 for the same period a year ago. Cost of contract revenues increased to $8,442,970 for the nine-month period ended September 30, 1995 compared to $4,892,386 for the same period in 1994. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog was approximately $3,150,000 at September 30, 1995 compared to $7,400,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,847,000 for the three-month period ended September 30, 1995 compared to $1,963,659 for the same period in 1994. Losses and loss adjustment expenses were $5,511,015 for the nine months ended September 30, 1995 compared to $5,912,713 for the nine months ended September 30, 1994. The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 1995 are attributable to the decline in earned premiums from 1995 to 1994 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $1,097,789 for the three-month period ended September 30, 1995 as compared to $963,980 for the same period in 1994. For the nine months ended September 30, 1995, amortization of policy acquisition cost was $3,167,319 compared to $3,001,908 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's acquisition expense ratio increased to 41.1% in 1995 from 39.7% in 1994 due primarily to an increase in contingent commissions earned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,539,128 for the three-month period ended September 30, 1995 compared to $1,407,852 for the same period in 1994. Selling, general and administrative expenses were $4,452,432 for the nine-month period ended September 30, 1995 compared to $4,610,337 for the same period in 1994. The increase in the selling, general and administrative expenses during the third quarter of 1995 is due primarily to an increase in salary expense. The decrease in the selling, general and administrative expenses during the nine-month period ended September 30, 1995 compared to the same period a year ago is due primarily to a decrease in amortization expense related to intangible assets offset, in part, by an increase in salary expense. Amortization of intangible assets was $99,870 for the three-month period ended September 30, 1995 compared to $107,112 for the same period in 1994. Amortization of intangible assets was approximately $299,610 for the nine-month period ended September 30, 1995 compared to $647,487 for the same period a year ago.

Interest Expense

Interest expense decreased to $1,193,257 for the three-month period ended September 30, 1995 compared to $1,233,827 for the same period in 1994. Interest expense decreased to $3,605,830 for the nine-month period ended September 30, 1995 compared to $3,720,582 for the same period in 1994. The decrease in interest expense in 1995 is due primarily to the repayment of principal relating to the $15,000,000 10.5% Convertible Senior Notes offset in part by issuance of the $8,000,000 term loan on June 30, 1994.

Income Taxes

Income tax expense was $656,196 for the three-month period ended September 30, 1995 compared to $577,300 for the same period in 1994, representing effective Federal tax rates of 26.5% and 25.5%, respectively. Income tax expense was $1,893,906 for the nine-month period ended September 30, 1995 compared to $1,588,527 for the same period in 1994, representing effective Federal tax rates of 26.8% and 25.7%, respectively. The fluctuation in the Federal effective tax rate for 1995 is due primarily to the changes in the amount of tax-exempt investment income.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 1995 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 30.0% for the nine-month periods ended September 30, 1995 and 1994. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 41.1% and 39.7% for the nine-month period ended September 30, 1995 and 1994, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.1% and 69.7% for the nine-month period ended September 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1995, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance holding company subsidiaries, United Coasts and ACSTAR Holdings. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance holding company subsidiaries to improve its working capital. The Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt and stock repurchases.

The Company realized cash flow from operations of $15,221,542 for the nine-month period ended September 30, 1995, compared to $6,799,125 for the same period in 1994. Net cash flows provided by operations in 1995 were derived principally from premium collections and receipt of collateral held. The decrease in 1994 of net cash flow provided by operating activities results primarily from the repayment of collateral held. Substantially all of the Company's cash flow in 1994 was used to repay $12,207,000 of debt on March 31, 1994.

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

Net cash used for investing activities in 1995 amounted to $9,992,955, compared to net cash used for investing activities of $5,592,558 for the same period in 1994.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 1995, except for the limitation on the reacquisition of shares which exceeded the Available Fund at September 30, 1995. The Company does not consider this a significant event of default and expects to receive a waiver from the note holders, as in prior years.

The Company maintains a short-term unsecured bank credit line of $10,000,000 to fund interim cash requirements. Effective June 30, 1995, this credit line was renewed until June 30, 1997. There was $6,000,000 outstanding under this line of credit at September 30, 1995.

During the nine-month period ended September 30, 1995, the Company purchased, on the open market and in privately negotiated transactions, 5,456 shares of its Common Stock at an average price of $15.77. The Company also repurchased, in open market and privately negotiated transactions, 627,116 shares of its Class A Stock at an average price of $11.69 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from United Coasts and dividends from ACSTAR Holdings. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $5,654,000 in 1995.

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

                                ACMAT CORPORATION

Date:  November 10, 1995        /s/ Henry W. Nozko, Sr.
                                ---------------------------------------------
                                Henry W. Nozko, Sr., President and Chairman


Date:  November 10, 1995        /s/ Henry W. Nozko, Jr.
                                ---------------------------------------------
                                Henry W. Nozko, Jr., Executive Vice President
                                Chief Operating Officer, and Treasurer