Form 10-K
period 1995-12-31
ACMAT CORP
filed 1996-03-29
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended     December 31, 1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from______________to_____________

             Commission file number      0 - 6234

                                ACMAT CORPORATION
             (Exact name of registrant as specified in its charter)

           Connecticut                                           06-0682460
  (State of incorporation)                                   (I.R.S. Employer
                                                             Identification No.)

  233 Main Street
  New Britain, Connecticut                                       06050-2350
  (Address of principal                                           (Zip Code)
  executive offices)

               Registrant's telephone number, including area code
                                 (860) 229-9000

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
                                              Common Stock, without par value
                                              Class A Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   XX     No________

The aggregate market value as of March 26, 1996 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $27,131,771.

As of March 26, 1996 there were 634,340 shares of the registrant's Common Stock and 2,182,586 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None


                                   PART I                                                                          3
Item 1.  Business                                                                                                  3
  General                                                                                                          3
  Company History                                                                                                  3
  Financial Information about Industry Segments                                                                    4
  Description of Business Segments                                                                                 4
             Insurance and Surety Bonding                                                                          4
                       General                                                                                     4
                       Liability Insurance                                                                         4
                       Surety Bonding                                                                              5
                       Insurance Performance Ratios                                                                6
                       Underwriting                                                                                6
                       Reinsurance                                                                                 7
                       Claims                                                                                      7
                       Reserves for Losses and Loss Adjustment Expenses                                            7
                       IRIS Ratios                                                                                10
                       A.M. Best Ratings                                                                          10
                       Risk Based Capital                                                                         10
             Construction Contracting                                                                             11
                       General                                                                                    11
                       Backlog                                                                                    11
                       Materials                                                                                  11
                       Contract Acquisition                                                                       11
                       Warranty                                                                                   12
                       Asbestos Abatement Operations                                                              12
             Marketing                                                                                            12
             Competition                                                                                          13
             Regulation                                                                                           14
             Investments                                                                                          15
             Environmental Compliance                                                                             17
             Employees                                                                                            17

  Item 2. Properties                                                                                              17

  Item 3. Legal Proceedings                                                                                       17

  Item 4. Submission of Matters to a Vote of Security Holders                                                     17

                                                       PART II                                                    18

  Item 5. Market for the Registrant's Common Stock and Related Stockholder matters                                18

  Item 6. Selected Financial Data                                                                                 19

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                                                      19
  Reserves for Losses and Loss Adjustment Expenses                                                                22
  Effect of Change in Accounting Principle                                                                        23
  Liquidity and Capital Resources                                                                                 23
  Regulatory Environment                                                                                          25

  Item 8. Financial Statements and Supplementary Data                                                             26

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure                                                                                                      51

                                                      PART III

                                                                                                                  51

  Item 10. Directors and Executive Officers of the Registrant                                                     51

  Item 11. Executive Compensation                                                                                 53

  Item 12. Security Ownership of Certain Beneficial Owners and Management                                         55

  Item 13. Certain Relationships and Related Transactions                                                         56

                                                       PART IV                                                    57
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        57

                                     PART I

ITEM 1.  BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverages for contractors, architects, engineers and other professionals in the construction and environmental fields. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of environmental, professional, general and other liability insurance primarily to environmental and specialty trade contractors and architects, engineers and other trade professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and others. Both United Coastal Insurance and ACSTAR Insurance are rated A (excellent) by The A.M. Best Co., Inc.("A.M. Best"). In 1995, insurance operations accounted for over 70% percent of the Company's consolidated revenues.

The Company is also engaged in construction contracting, which was its original business. The Company's construction operations currently consist of interior contracting services involving the design and furnishing of building interiors and asbestos abatement services for commercial, industrial and institutional buildings.

Company History

The Company was organized in 1951 to provide acoustic materials for building interiors and later expanded its construction operations to include a broad range of coordinated interior contracting services. During the 1970's, the Company became one of the first companies in the United States to specialize in the abatement of asbestos. By 1984, asbestos abatement operations accounted for a majority of the Company's revenues. However, in that year, the Company's insurer stopped writing liability insurance for asbestos contractors. The absence of adequate alternate sources of insurance and its high cost severely curtailed the Company's operations.

These conditions lead directly to the Company's entry into the insurance field. In 1985, the Company, based on its extensive knowledge in the asbestos abatement field, co-founded United Coasts Corporation ("United Coasts"). Through its subsidiary, United Coastal Insurance, United Coasts initially offered only general liability insurance on a claims-made basis covering bodily injury and property damage claims to contractors engaged in asbestos abatement activities.

On September 21, 1994, ACMAT purchased from The Environmental Venture Fund, a Delaware limited partnership, The Apex Investment Fund, an Illinois partnership and The Productivity Fund, a Delaware limited partnership, 15, 10 and 5 shares, respectively, of the common stock of ACSTAR Holdings, Inc., a subsidiary of the Company, for an aggregate consideration of $3,000,000. As a result of these transactions, the amount of the outstanding common stock of Acstar Holdings, Inc. owned by the Company has increased from 91% to 100%, thereby making ACSTAR Holdings, Inc. a wholly-owned subsidiary of the Company.

During the past several years, the Company has expanded its insurance operations from serving only the asbestos abatement marketplace to now serving the specialty trade, environmental and professional liability and surety marketplace. As a result, the contribution of the insurance segment of the Company's operations has increased significantly in relation to the operations of the Company's construction contracting segment.

Financial Information about Industry Segments

Financial information relating to the two segments is set forth in Note 16 to the consolidated financial statements on page 43 of this document.

Description of Business Segments

                          INSURANCE AND SURETY BONDING

General

The Company's insurance subsidiaries primarily provide liability insurance and surety bonding for specialty trade, environmental remediation, asbestos and lead abatement contractors and professional liability for architects, engineers, environmental consultants and others. The Company also provides products liability insurance for manufacturers and distributors. This highly specialized insurance market includes general liability, pollution liability, environmental consulting liability, hazardous waste storage and treatment pollution liability and other related liabilities. Few property and casualty insurers serve these markets due to the technical skills required in the underwriting process and the high degree and intensive amount of service required to tailor coverages to the special needs of policyholders and to provide timely responses to individual contract requirements.

Liability Insurance

The liability insurance lines of the Company, which consist primarily of contractor policies and professional liability policies, are discussed more fully below:

Contractors

  - General Liability - Policies offered to general contractor and specialty trade contractors involved in plumbing, heating, electrical, framing, roofing, drilling, excavation, demolition, road work, and other contracting activities. Coverage is limited to third-party bodily injury and property damage arising out of the contractors' operations. General liability insurance is offered on either a claims-made or an occurrence basis.

  - Contractor Pollution Liability - Policies offered to contractors involved in hazardous waste remediation or cleanup, installation or removal of storage tanks, or the transportation of hazardous waste. Coverage is provided for third party-bodily injury or property damage liability caused by a release of, or exposure to, pollutants as a result of contractors' operations. The liability exposure commences with the clean-up activities and ends when a hazard has been removed. Contractors pollution liability insurance is offered only on a claims-made basis.

  - Asbestos and Lead Abatement Liability - Policies offered to contractors involved in the removal or encapsulation of asbestos and/or lead containing materials from structures or their containment through appropriate encapsulation or repair. Coverage is provided for third-party bodily injury and property damage liability as a result of a release of asbestos or lead which arises out of the contractors' operations. Asbestos and lead abatement liability insurance is provided on either a claims-made or occurrence basis.

Professionals

  - Architects and Engineers Professional Liability - Policies offered to architects and engineers and consultants in the fields of architecture; civil, electrical, mechanical, structural and process engineering; construction/property management; laboratory testing and surveying. All policies are written on a claims-made basis.

  - Environmental Asbestos and/or Lead Consultants Professional Liability - Policies offered to consultants involved in providing services such as environmental assessments, design/build services, asbestos or lead consulting, remedial investigations and feasibility studies, and storage tank consulting. Coverage is provided for liability arising out of the acts, errors or omissions of a consultant in the performance of professional services. All professional liability coverages are written on a claims-made basis.

Owners and Lenders

  - Hazardous Waste Storage and Treatment Pollution Liability - Policies offered on a claims-made basis in response to the insurance requirements of the Environmental Protection Agency in connection with facilities subject to the Resource Conservation and Recovery Act of 1976 ("RCRA").

  - Site Specific Pollution Liability - Policies which cover pollution claims arising or emanating from a specific site are provided on a claims-made basis. Comprehensive site evaluations are required prior to providing coverage for any site.

  - Lenders Pollution Liability - Policies offered to financial institutions for pollution occurring at property owned or controlled by the institution as a result of foreclosure or otherwise. Lender pollution liability coverage is offered on a claims-made basis.

Products Liability

  - Products Liability - Policies offered on a claims-made or occurrence basis to manufacturers for a variety of products including chemicals, fertilizers, pesticides, pollution control devices and storage tanks.

The Company customizes many of its insurance policies to suit the individual needs of its insureds. Combined policies insuring multiple exposures under one policy form and one combined policy limit are available under favorable pricing terms.

Surety Bonding

Surety bonds are written for specialty trade, environmental, asbestos and lead abatement contractors. The Company also offers a wide variety of miscellaneous bonds. Most bonds are supported by various levels of collateral based upon the financial condition of the contractor. Collateral consists of cash, liquid investments or letters of credit from financial institutions acceptable to the Company.

The Company generally requires cash or irrevocable letters of credit to collateralize a portion or all of most bonds issued. In addition, the Company will only accept irrevocable letters of credit from financial institutions which have a rating of C "sound credit risk" or higher as determined by Thomson BankWatch, Inc. However, no assurance can be made that such financial institutions will maintain their financial strength and, thus, that funds guaranteed under letters of credit will be available, if needed, to offset any potential future claims.

The Company provides the following types of bonds:

  - Payment and performance bonds - Bonds to general building and specialty trade contractors, environmental remediation and asbestos abatement contractors and consultants, lead abatement contractors and solid waste disposal contractors. A payment and performance bond guarantees satisfactory performance and completion of the contractor's work and payment of the contractor's debts and obligations relating to the performance of the contract covered by the bond.

  - Closure and post-closure bonds - Bonds for owners of solid and hazardous waste landfills as required to meet certain requirements under RCRA and remediation bonds in connection with the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Closure bonds usually guarantee that a property owner will restore property to a specified level or condition. Post-closure bonds guarantee cultivation and maintenance of a closed site.

  - Supply bonds and other specialty bonds - Bonds required by contractors, manufacturers and other owners in their normal course of operations.

  - Miscellaneous surety, license, permit, self insurer, supersedeas and other bonds - Miscellaneous bonds issued to applicants based on bond form and the applicant's financial strength.

The underwriting department and management are responsible for the development of new insurance products and enhancements. Underwriting profitability is enhanced by the creation of niche products focused on classes of business which traditionally have provided underwriting profits.

Insurance Performance Ratios

The following table sets forth the combined ratios of the Company, prepared in accordance with generally accepted accounting principles and statutory accounting principles prescribed or permitted by state insurance authorities. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.

                                                                  Year
                                                            Ended December 31,
                                                        1995      1994       1993
                                                        ----      ----       ----
GAAP Ratios:
    Loss ratio                                          30.0%      30.0%      30.0%
    Expense ratio                                       41.4       39.6       38.6
                                                        ----       ----       ----
    GAAP combined ratio                                 71.4       69.6       68.6
                                                        ----       ----       ----
Statutory Ratios:
   Loss ratio                                           30.5       30.3       30.3
   Expense ratio                                        41.9       38.3       39.2
                                                        ----       ----       ----
   Statutory combined ratio                             72.4       68.6       69.5
                                                        ----       ----       ----

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over forty years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience. Historically, the Company has issued policies and bonds to fewer than twenty-five percent of its applicants.

Attention to the qualifications of its insureds continues after policies are issued. Periodic inspections of selected job sites are performed as a means of monitoring contractors' operations. In this way, the Company believes it is able to effectively manage its risks while its policies are in force.

Underwriting procedures for products liability insurance involve conducting an in-depth review of the product that is being manufactured or distributed. Such review involves examining an applicant's past record of recalls, claims history and litigation.

The Company's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio well below 100%. The Company has a conservative underwriting philosophy which, in the opinion of management, is one of the primary reasons for the favorable loss ratios relative to the property and casualty insurance industry over the last three years.

The Company continually monitors financial stability of contractors with surety bonds outstanding. Work in progress reports and updated financial information are reviewed by the Company to ensure that the contractor continues to meet the underwriting guidelines.

Reinsurance

The Company reinsures the excess limit on each insurance policy above $2 million up to $5 million for liability and reinsures $10 million of $15.3 million of individual bond limits offered by the Company through a treaty with two companies, Transatlantic Reinsurance Company, an affiliate of AIG Insurance, and United States Fidelity & Guaranty Company, each rated "A+" and "A", respectively by A. M. Best. Effective April 1, 1995, the Company secured additional treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. To date, the Company's reinsurers have fulfilled their obligations under their reinsurance contracts with the Company. Facultative reinsurance is also used for current insureds seeking project specific excess insurance. In general, a reinsurance transaction takes place when an insurance company cedes all or a portion of its exposure to liability on insurance written or surety bonds issued to another insurer which assumes such exposure, as if the ceding insurer were itself purchasing insurance from the assuming insurer. Reinsurance does not legally discharge an insurance carrier from its primary liability to a policyholder for the face amount of coverage and, accordingly, the financial stability of the Company's reinsurers is an important factor in determining the Company's ultimate exposure to claims.

The availability and price of reinsurace fluctuates according to market conditions. In recent years, many reinsurers have withdrawn from the market or become insolvent. Depending on the availability and cost of reinsurace, the Company may, from time to time, elect to cede greater or lesser portions of its underwriting risk.

Claims

The Company directly handles substantially all claims of its insureds, except that independent claims adjustors and/or counsel selected for their experience and reputation in the locality of the claim are retained to conduct initial fact-finding investigations. All decisions respecting payment of claims are made by experienced employees of the Company.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 1995 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

Reserves for losses and loss adjustment expenses are established with respect to both reported and incurred but not reported claims for insured risks. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. In determining appropriate adjustments to reserves historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and recomputed periodically using new information on reported claims.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                        1995                1994               1993
                                        ----                ----               ----

Balance at January 1                $ 40,954,783        $ 34,729,643       $ 35,963,164
 Less reinsurance recoverable          4,228,879           4,293,049          6,722,906
                                    ------------        ------------       ------------
Net balance at January 1              36,725,904          30,436,594         29,240,258

Incurred related to:

          Current year                 8,015,877           8,209,992          7,623,178

          Prior years                   (900,506)               --                 --

                                    ------------        ------------       ------------
Total incurred                         7,115,371           8,209,992          7,623,178

Payments related to:

          Current year                   111,989             284,736            155,513

          Prior years                  2,366,074           1,635,946          6,271,329


                                    ------------        ------------       ------------
Total payments                         2,478,063           1,920,682          6,426,842

Net balance at December 31            41,363,212          36,725,904         30,436,594
 Plus reinsurance recoverable          3,872,099           4,228,879          4,293,049
                                    ------------        ------------       ------------
Balance at December 31              $ 45,235,311        $ 40,954,783       $ 34,729,643
                                    ============        ============       ============




The decrease in 1995 of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. The increases in 1993 claim payments are partially a result of payments relating to settlement of losses reserved in prior periods. These increases are also attributable to an increase in earned premiums during the development of the Company's insurance operations and the conversion of related loss reserves to loss payments in the normal course of business. Based on lower payments made in 1995 and 1994, as well as an evaluation of case reserves, the Company does not believe that the claim payouts in 1993 represent a trend. There can be no assurance, however, that the Company's reserves will be sufficient to cover ultimate losses and loss adjustment expenses or that future adjustments to losses and loss adjustment expense reserves will not be required.

As of December 31, 1995, 1994 and 1993 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $58,835,913, $53,642,609 and $46,186,650, respectively. As of December 31, 1995, 1994 and
1993 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $45,235,311, $40,954,783 and $34,729,643, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

The following loss and loss adjustment expense reserve runoff table is for the combined insurance operations of the Company's insurance subsidiaries. ACSTAR Holdings operations began in 1988. Although United Coasts is consolidated only since May 1989, the run-off table presents the reserve activity since the inception of United Coastal Insurance in 1985. The data for 1992 and prior periods are presented on a net basis in the reserve run-off table. Restatement of prior periods is not practicable.

Each column shows the reserve held at the indicated calendar year-end and cumulative data on payments and reestimated liabilities for that accident year and all prior accident years making up that calendar year-end reserve. Therefore, the redundancy (deficiency) is also a cumulative number for that year and all prior years. It would not be appropriate to use this cumulative history to project future performance.

                                 1986       1987      1988      1989      1990      1991       1992      1993      1994    1995
                               --------   --------  --------  --------  --------  --------   --------  --------  -------  -------
                                                                 (thousands)
Liability for unpaid losses
 and loss adjustment expenses     1,790      6,178    11,528    15,626    21,378    26,234     29,240    30,437    36,726  41,363

Liability reestimated as of:

 One year later                   1,790      6,178    11,528    15,476    21,378    26,234     29,240    30,437    35,825
 Two years later                  1,790      6,178    11,378    15,476    21,378    26,234     29,240    28,337
 Three years later                1,790      6,028    11,378    15,476    21,378    26,234     26,000
 Four years later                 1,640      6,028    11,378    14,876    21,378    22,094
 Five years later                 1,640      5,413    10,778    14,876    16,642
 Six years later                  1,640      4,813    10,778     6,622
 Seven years later                1,040      4,813     2,924
 Eight years later                1,040        671
 Nine years later                   658

Cumulative Redundancy
 (deficiency):                    1,132     5,507     8,604     9,004     4,736     4,140      3,240     2,100       901

Paid (cumulative) as of:

 One year later                      88         81       759       565     1,357     3,216      6,142     1,560     2,361
 Two years later                     91        581     1,026       743     4,067     8,699      7,574     3,655
 Three years later                  575        588     1,070     2,140     8,954     9,576      8,603
 Four years later                   575        588     1,178     3,460    10,233    10,488
 Five years later                   575        671     2,349     3,924    10,554
 Six years later                    658        671     2,355     4,010
 Seven years later                  658        671     2,238
 Eight years later                  658        671
 Nine years later                   658

Gross liability - end of year                                                                            34,730    40,955  45,235
 Reinsurance recoverable                                                                                  4,293     4,229   3,872
                                                                                                         ------    ------  ------
Net liability - end of year                                                                              30,437    36,726  41,363

In 1995, the Company changed its method of reporting estimated liabilities for claims- made policies which is reflected in the reserve run-off table. For calendar years 1994 and prior, reserves associated with claims-made policies were reported based on accident year basis consistent with the Company's treatment in Schedule P to the Company's Statutory Annual Statement. At the request of the Arizona Insurance Department, ("Department") the Company was required to change its method of reporting in Schedule P to the Annual Statement, reserve and payment data associated with claims- made policies to a report year basis versus an accident year basis in order to comply with the National Association of Insurance Commissioners ("NAIC") guidelines. The Company's prior treatment of claims-made loss data on an accident basis was approved by the Department during years prior to 1995. For its 1995 statutory filing, the Company restated loss data reported in Schedule P to comply with the Department's request. As a result of the change to Schedule P for claims-made policies, the Company has also changed the method for reporting claims-made loss payment data in the reserve run-off table to conform to a report year basis for claims-made policies. Occurrence policies were and continue to be reported on an accident year basis. The 1995 reestimated liabilities for each calendar year have been restated to reflect the new method of reporting.

Because of the change in reporting loss data for claims-made policies from an accident year basis to a report year basis, prior accident year reserves have been moved forward to fall within the report year resulting in no change to total reserve amounts or estimates. Management believes that the aggregate reserves for losses and loss adjustment expenses all accident years are adequate.

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 1995, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value," except for the investment yield ratio for ACSTAR Insurance Company. The calculated investment yield was below the NAIC standard of 4.5% because of the Company's policy of investing in relatively short-term tax-exempt securities and ACSTAR Insurance Company's ownership of 2,070,000 shares of United Coasts Corporation which is not an income producing security.

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 1995 Best letter ratings range from A++ (superior) to F (in liquidation).

Since 1994, United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A (excellent).

Risk Based Capital

The National Association of Insurance Commissioners has recently adopted a risk-based capital formula for property and casualty companies which will be used by insurance regulators in assessing the capital adequacy of insurance companies. The risk-based capital formula, effective December 31, 1995 is a regulatory tool designed to identify weakly capitalized companies. The formula determines a required amount of capital based on the risks that the insurer assumes. Various regulatory actions are then prescribed if a company's ratio falls below the minimum required ratio. These actions range from requiring the insurer to submit a comprehensive plan to the insurance commissioner to placing the insurer under regulatory control. The ratio for both of the Company's insurance subsidiaries as measured at December 31, 1995 was significantly above the levels which would require regulatory action.

                            CONSTRUCTION CONTRACTING

General

The Company provides a broad range of coordinated interior contracting services. The Company began to offer asbestos abatement services in the 1970's and the Company continues to be active in the asbestos abatement field. The Company installs interiors including mechanical systems and electrical systems in office buildings, retail establishments, schools, colleges, churches, hospitals and other buildings. The Company's interior contracting is provided both in connection with new buildings and in connection with the remodeling and renovation of interiors of existing buildings usually under contracts with building owners and building occupants.

The interior design, construction and asbestos abatement industries are highly fragmented. Many interior contractors, in contrast to the Company, specialize in a particular interior component such as ceilings or partitions. The Company provides a broad range of coordinated interior contracting services, many of which are performed by subcontractors. Both the interior construction and asbestos abatement markets have, in recent years, reflected the economic recession in the Northeast. The asbestos abatement market has also declined as many of the intensive abatement programs mandated in recent years with respect to public buildings have been completed.

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 1995 and 1994:

                                                          December 31, 1995                   December 31, 1994
                                                          -----------------                   -----------------
Total Number of Contracts.

                                                                16                                    12


Total unbilled contract
amounts.                                                    $3,600,000                            $9,100,000



Number of contracts with
unbilled amounts in excess                                       3                                     5
of $400,000.



Aggregate unbilled amount of
contracts in excess of
$400,000.                                                   $3,000,000                            $9,000,000


The Company estimates that substantially all of the December 31, 1995 backlog will be completed prior to December 31, 1996. The decrease in the backlog is a result of completing several large projects obtained in mid-1994.

Materials

The Company purchases the materials it installs in the course of its construction contracting operations from a number of suppliers. Most of the Company's materials are standard building components which historically have been readily available from several suppliers. Some components are manufactured to the Company's specifications. Most of the materials used by the Company are shipped directly to the job site by the manufacturer.

Contract Acquisition

The Company's work projects are obtained by lump sum fixed price bids, unit prices or are negotiated. Contract prices are usually determined by competition with other contractors.

Warranty

Each project usually contains a one-year warranty or guaranty period, wherein the Company warrants that its work is free from defects and was performed in accordance with the plans and specifications. Occasionally, the Company is required to make minor corrections or adjustments, but has never incurred any significant costs in connection with any such work.

Asbestos Abatement Operations

Both the Company's insurance and construction contracting operations have involved risks associated with asbestos. The Company has in the past insured and continues to insure risks associated with asbestos abatement or containment operations on both a claims-made and occurrence basis. Since harm from exposure to asbestos fibers may not be detectable in humans for as much as thirty years, losses under insurance contracts written on an occurrence basis may not be known for some time.

The Company's construction contracting operations involve the removal of asbestos. As asbestos containing materials deteriorate or become disturbed by incidental or intentional contact, asbestos fibers may enter the air and can circulate into the breathing zone of building occupants. Exposure to asbestos is thought by some to be a cause of cancer. In the mid 1970's, the Company became engaged in the removal of asbestos in addition to its other contracting operations. Since that time, it has been engaged in hundreds of contracts involving the removal of asbestos. Claims by non-employees related to asbestos have been made against the Company from time to time and are pending and there can be no assurance that claims will not be made in the future.

While the Company currently has claims pending against it by employees, the Company believes that it is fully covered by workers' compensation insurance with respect to any claims by current and former employees relating to asbestos operations. The Company currently obtains its workers' compensation insurance in those states in which it performs work either from state insurance funds or one of several insurance companies designated in accordance with the Assigned Risk Pool. The amount of workers' compensation insurance maintained varies from state to state but is generally greater than the maximum recovery limits established by law and is not subject to any aggregate policy limits. In the past, the Company has received a number of asbestos-related claims from employees, all of which have been fully covered by its workers' compensation insurance. The Company believes, although no assurances can be given, that workers' compensation insurance sufficient to cover all future claims will remain available in accordance with applicable state laws.

                                    MARKETING

Insurance and Surety Bonding

As an excess and surplus lines carrier, United Coastal Insurance markets its policies through excess and surplus lines brokers only in those states in which it is permitted to write coverage. Currently, United Coastal Insurance is permitted to write excess and surplus lines insurance as a nonadmitted insurer in forty-six states, the District of Columbia, Puerto Rico and the Virgin Islands.

ACSTAR Insurance offers payment and performance bonds through carefully selected insurance agents which specialize in the needs of contractors. All underwriting approvals and issuance of policies and bonds are performed directly by the Company's insurance subsidiaries.

The Company's insurance products are marketed in all 50 states primarily through several of the largest insurance brokers, including Marsh & McLennan, Incorporated, Johnson & Higgins, Willis Corroon and Alexander & Alexander, Inc.

Construction Contracting

The Company markets its construction contracting services directly to building owners and building occupants. Project opportunities are brought to the attention of the Company through various sources such as F. W. Dodge Company, which publishes lists of projects available for bid, architects, owners, general contractors, or engineers who are familiar with the Company. The Company also depends upon repeat business and responses to the Company's extensive advertising program which is intended to emphasize ACMAT's packaged interior renovation capability. ACMAT's sales force consists of its senior management, project managers and salesmen, all of whom function as construction consultants and work closely with owners, tenants and architects.

                                   COMPETITION

Insurance and Surety Bonding

The property and casualty insurance industry is highly competitive. The Company competes with large national and smaller regional insurers in each state in which it operates, as well as monoline specialty insurers. The Company's principal competitors include certain insurance subsidiaries of American International Group, Inc. ("AIG"), Reliance Insurance Group, Zurich Insurance Group, Design Professionals Insurance Company, CNA Insurance Companies and Lloyd's of London. Many of its competitors are larger and have greater financial resources than the Company. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services or the insurer's rating by independent rating agencies. The Company competes with admitted insurers, surplus line insurers, new forms of insurance organizations such as risk retention groups, and alternative self-insurance mechanisms.

Competition in the field of surety bonding is intense and many of the Company's competitors are larger and have greater surplus than the Company, thereby allowing them to provide bonds with higher limits than those which the Company is able to provide. The Company's principal competitors include the St. Paul Companies, Inc., Reliance Insurance Group and AIG. The Company's insurance subsidiaries hold primary and reinsurance certificates of authority as acceptable sureties on Federal bonds as do approximately 250 to 300 other surety companies. The certificates give the Company an advantage over companies which are not certified by the United States Treasury Department with respect to surety bonding on Federal projects in that such certification has become a standard with respect to both Federal and other bonds. Approximately one-half of the surety bonds written by the Company's subsidiaries are required to be provided by a Treasury listed company. With respect to other bonds, the Company faces competition from as many as 1,000 additional non-certified surety companies.

Construction Contracting

Competition in the interior construction business serviced by ACMAT generally is intense. Historically, a majority of the Company's construction business was performed on projects on which the Company had been in competition with other contractors. The Company currently focuses its efforts on privately negotiated contracts obtained through advertising and its reputation. Quality of service and pricing are the Company's principal methods of competition.

The economic climate of the Northeast has increased the competitive pressure on all aspects of the Company's contracting operations. The Company has responded with marketing efforts seeking to obtain business when the Company's reputation and experience allow it to privately negotiate contracts at prices which are sufficiently profitable.

                                   REGULATION

The business of ACMAT's insurance subsidiaries is subject to comprehensive and detailed regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative authority which includes, but is not limited to, the power to regulate licenses to transact business, trade practices, agent licensing, policy forms, claim practices, underwriting practices, reserve requirements, the form and content of required financial statements and the type and amounts of investments permitted. The insurance companies are required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which they do business, and their operations and accounts are subject to examination by such agencies at regular intervals.

As a nonadmitted excess and surplus lines insurer, United Coastal Insurance is not subject to the comparatively more extensive state regulations to which ACSTAR Insurance is subject. The regulations and restrictions to which ACSTAR Insurance and United Coastal Insurance are subject include provisions intended to assure the solvency of United Coastal Insurance and are primarily for the protection of policyholders and loss claimants rather than for the benefit of investors.

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 1995, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.7 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 1995, United Coastal Insurance paid $5,181,000 in dividends to United Coasts Corporation. At January 1, 1996, $4,047,500 is available for the payment of dividends by United Coastal Insurance to United Coasts in 1996 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 1995, ACSTAR paid $2,470,000 in dividends to ACSTAR Holdings. At January 1, 1996, approximately $2,590,000 is available for the payment of dividends by ACSTAR in 1996 without the prior approval of the Illinois Insurance Department.

The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs and the unavailability of insurance. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether these proposals will be adopted or their likely effect, if any, on the Company.

                                   INVESTMENTS

The Company's investment strategy is to maintain a conservative investment policy by generally acquiring high quality tax-exempt securities, primarily bonds, with fixed effective maturities of approximately three years or less. The investment portfolio is well diversified and is in compliance with regulatory requirements. The Company's bond portfolio is composed primarily of investments rated AA or better by Standard and Poor's. Management has also decided to avoid long-term investing at what management believes to be low long-term interest rates.

The Company's investment portfolio is subject to several risks including interest rate and reinvestment risk. Fixed maturity security values generally fluctuate inversely with movements in interest rates. The Company's corporate and municipal bond investments may contain call and sinking fund features which may result in early redemptions and the Company's mortgage-backed securities investments held by the Company are subject to prepayment risk. Declines in interest rates could cause early redemptions or prepayments which would require the Company to reinvest at lower rates.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS No. 115, debt securities are classified as held to maturity, available for sale or trading. The Company classifies all debt securities as available for sale. As of January 1, 1994, debt securities classified as available for sale, are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. The effect on stockholders' equity from adoption of the statement resulted in an increase in stockholders' equity of $472,000, net of deferred taxes, due to the revaluation of the Company's debt securities on January 1, 1994.

The Company invests primarily in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summaries the fixed maturity investments portfolio at December 31, 1995 and 1994 (dollars in thousands):

                                                        December 31,
                                                        ------------
                                                 1995                    1994
                                           ----------------      -------------------
                                                    Percent                  Percent
                                                      of                       of
                                           Amount    Total        Amount      Total
                                           ------    ------       ------     -------
Fixed maturities available
     for sale (1):
     U.S. government and
          government agencies
          and authorities                  $ 43,749     33.0%     $ 18,957     15.9%
     State and political
          subdivisions                       78,238     59.1        88,961     74.6
     Industrial and
          Miscellaneous                         400       .3           993       .8
                                            -------    -----       -------      ---
     Total fixed maturities
          available for sale                122,387     92.4       108,911     91.3
Equity securities (2)                            20       .1           444       .4
Limited Partnership Investment (3)            1,642      1.2         1,205      1.0
Short-term investments                        8,359      6.3         8,726      7.3
                                           --------    -----      --------    -----
Total investments                          $132,408    100.0%     $119,286    100.0%
                                           ========    ======     ========    ======

------------------
(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $121,613,000 at December 31, 1995 and $110,647,000 at December 31, 1994.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $20,000 at December 31, 1995 and $627,000 at December 31, 1994.

(3) Limited Partnership Investments are carried at fair value. Total cost of the limited partnership investments was approximately $1,120,000 at December 31, 1995 and $1,097,000 at December 31, 1994.

The following table sets forth the maturities in the fixed maturity investment portfolio at December 31, 1995 and 1994 (dollars in thousands):

                                                                                       December 31,
                                                                                  ---------------------
                                                                            1995                      1994
                                                                  -----------------------     ------------------------
                                                                                  Percent                      Percent
                                                                                    of                           of
                                                                  Amount           Total       Amount           Total
                                                                  ------           -----       ------           -----
     Due in (1):
     One year or less                                            $ 66,127           54.0%     $ 46,175           42.4%
     After one year through
        five years                                                 54,480           44.5        59,962           55.1
     After five years through
        ten years                                                   1,097             .9           817             .7
     After ten years                                                  683             .6         1,957            1.8
                                                                 --------          -----      --------          -----
                                                                 $122,387          100.0%     $108,911          100.0%
                                                                 ========          =====      ========          =====

---------------
     (1) Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1995, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 1995, 1994 and 1993 are shown in the following table (dollars in thousands):

                             1995                 1994                1993
                             ----                 ----                ----
Invested
assets (1)                $132,513              $124,643             $125,154

Investment
income (2)                  $6,063                $4,637               $4,564

Average yield                  4.6%                  3.7%                 3.6%



(1) Average of the aggregate invested amounts at the beginning and end of the period including cash and cash equivalents.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

The yields reflect the Company's investment strategy of acquiring high quality tax-exempt securities with fixed effective maturities of approximately three years or less. The increase in investment income in 1995 over 1994 was due substantially to higher yields on the portfolio as the result of higher interest rates as well as an increase in total invested assets. The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt and repurchase stock.

                            ENVIRONMENTAL COMPLIANCE

The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

                                    EMPLOYEES

As of December 31, 1995, the Company employed approximately 40 persons, all in the United States. Certain of its employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

ITEM 2. PROPERTIES

The Company and its subsidiaries occupy a 7 story office building located at 233 Main Street, in New Britain, Connecticut. ACMAT leases approximately 50% of the building to unaffiliated tenants. The office building is suitable and adequate for ACMAT's current and future requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a few legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses or insurance coverages respecting those actions where the Company is a defendant and does not believe their settlement will materially affect the Company's operations or financial position.

ACMAT and the directors of United Coasts, Henry W. Nozko, Sr., Henry W. Nozko, Jr. and John C. Creasy are defendants in an action brought by a shareholder of United Coasts seeking to enjoin a 1993 exchange offer by ACMAT for shares of United Coasts held by unaffiliated persons. ACMAT subsequently withdrew the exchange offer but the plaintiff continues to seek, among other things, (a) a determination that the action is a proper class action, (b) a mandatory injunction requiring the registration of United Coasts common stock under the Securities Exchange Act of 1934, (c) unspecified damages and (d) attorneys' fees and costs.

On December 20, 1995, ACMAT entered into a Memorandum of Understanding with counsel to shareholders of United Coasts which will allow for a proposed merger of United Coasts into ACMAT. Under the terms of the proposed merger, the United Coasts shareholders would receive one share of ACMAT Class A Stock for each one and one-half shares of United Coasts shares, adjusted to reflect any counsel fees payable to the shareholders' counsel. The merger is subject to several conditions, including the completion of a settlement of the shareholder litigation and court approval.

The Company has, together with many other defendents, been named as a defendent in approximately 110 actions brought in Connecticut state courts by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ACMAT's Class A Stock trades on the Nasdaq National Market under the symbol ACMTA. As of September 5, 1995, the Common Stock no longer qualified for continued listing on the Nasdaq National Market and is now traded in the over-the-counter market. The following table sets forth the quarterly high and low closing prices of the Company's Common Stock and Class A Stock as reported by Nasdaq.

                                          1995                                     1994

                                HIGH                 LOW                 HIGH                 LOW

COMMON STOCK

  1st Quarter                  16 1/4              13 1/2               10 3/8              10 1/4

  2nd Quarter                  17                  14 1/2               12 1/4              10 1/4

  3rd Quarter                  16                  15                   12 5/16             10 3/4

  4th Quarter                  17                  15                   15 1/8              11 1/2


CLASS A STOCK

  1st Quarter                  11 5/8              9 3/16                9 1/2               8 1/4

  2nd Quarter                  12 7/8              11 5/8               10                   8 1/2

  3rd Quarter                  12 3/4              11 3/4                9 1/2               8 1/2

  4th Quarter                  13 1/4              11 5/8                9 5/8               8 1/2


No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 1, 1996, there were 331 Common Stock shareholders of record and 564 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                              1995               1994               1993               1992               1991
                              ----               ----               ----               ----               ----

Revenues                  $ 41,857,398       $ 40,755,676       $ 40,193,622       $ 39,697,632       $ 35,017,716
Total Assets               180,402,238        168,494,814        174,609,667        159,674,290        142,426,091
Long-Term Debt              40,127,590         43,405,266         49,832,463         51,396,504         34,954,654

Stockholders'
 Equity                     37,587,259         38,004,935         36,686,002         34,029,931         32,208,221

Net Earnings*                5,350,280          4,839,861          3,909,117          2,826,870          2,650,259
Earnings Per Share*               1.46               1.17                .91                .65                .60

Note:  No cash dividends were paid during any of the periods above.

*Including cumulative effect of a change in accounting principle of $1,127,943 (26(cent) per share) in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 1995 AND 1994:

Earned Premiums

Earned premiums in 1995 were $23,492,905 compared to $27,141,639 in 1994. Net written premiums were $22,856,791 in 1995 compared to $27,216,453 in 1994. The decrease in earned premiums in 1995 reflects the 16% decrease in 1995 net written premiums over 1994 net written premiums. The Company has written fewer new accounts as a result of what is believed to be a temporary inadequate pricing environment in the market. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues were $11,614,632 in 1995 compared to $8,160,758 in 1994. During the past several years, the Company has focused on fewer projects and devoted more resources to the Insurance Group. Increases for the 1995 period are believed to be temporary and are related to more backlog on hand. Construction revenue is difficult to predict in 1996 and depends greatly on the successful securement of contracts bid. However, since the backlog at December 31, 1995 was lower than the backlog a year ago, the Company expects contract revenues to be lower in 1996.

Management has implemented several strategies designed to improve the results of its construction contracting operations. First, the Company has focused advertising to attract privately negotiated contracts which generally produce higher gross margins. Second, the Company has increased its prices on publicly bid contracts. The market for privately negotiated contracts is significantly smaller than the market for publicly bid contracts. Finally, the Company has focused on controlling both fixed and variable costs, primarily by selectively using its own labor force and subcontracting many of the trades involved in contract performance. Although the Company believes that these strategies have improved the results of its construction contracting operations, such results will continue to be influenced by factors beyond the Company's control, such as the state of the economy in the Northeast, and there can be no assurance that these strategies will continue to improve the Company's construction contracting operations.

Investment Income, Net

Net investment income was $6,062,883 in 1995 compared to $4,637,158 in 1994, representing effective yields of 4.58% and 3.72%, respectively. The increase in investment income in 1995 over 1994 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets as well as an increase in total invested assets. Invested assets, including cash and cash equivalents, were $137,528,676 and $124,757,438 at December 31, 1995 and 1994, respectively. The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the purchase of stock and the repayment of debt.

Net Realized Capital Gains (Losses)

Realized capital gains from the sale of investments during 1995 were $7,897 compared to realized capital losses of $34,238 in 1994.

Cost of Contract Revenues

Cost of contract revenues were $10,774,758 in 1995 compared to $7,793,535 in 1994. The increase in cost of contract revenues during 1995 compared to 1994 reflects the increase in contract revenues and the elimination of the gross losses on the construction operations. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog at December 31, 1995 was approximately $3,600,000 compared to $9,100,000 at December 31, 1994.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $7,115,371 in 1995 compared to $8,209,992 in 1994. The decreases in the losses and loss adjustment expenses are attributable to the decline in earned premiums from 1994 to 1995 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $3,939,008 in 1995 as compared to $4,260,759 in 1994. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,097,322 in 1995 compared to $6,964,686 in 1994. The decrease in selling, general and administrative expenses from 1995 to 1994 reflects a decrease in the bad debts expense and a decrease in the amortization of intangible assets. Amortization of intangible assets amounted to approximately $399,000 in 1995 and $747,000 in 1994 due to the expiration, in 1994 of certain covenants not to compete.

Interest Expense

Interest expense has decreased to $4,810,578 in 1995 from $4,940,014 in 1994. The decrease in interest expense in 1995 is due primarily to the repayment of notes totaling $11,690,000 on March 31, 1994 offset in part by the issuance on June 30, 1994 of the $8,000,000 term loan.

Income Taxes

Income tax expense was $2,414,400 in 1995 compared to $2,245,300 in 1994, representing effective Federal tax rates of 25.1% and 24.6%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

YEARS ENDED DECEMBER 31, 1994 AND 1993:

Earned Premiums

Earned premiums in 1994 increased 6.8% to $27,141,639 compared to $25,422,187 in 1993. Net written premiums were $27,216,453 in 1994 compared to $27,312,152 in 1993. The increase in earned premiums in 1994 reflects the 16.8% increase in 1993 net written premiums over 1992 net written premiums. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues were $8,160,758 in 1994 compared to $8,532,260 in 1993. The decrease in contract revenues during 1994 compared to 1993 was the result of fewer construction projects in progress. During the past several years, the Company has focused on fewer more profitable projects and devoted more resources to the Insurance Group.

Management has implemented several strategies designed to improve the results of its construction contracting operations. First, the Company has focused advertising to attract privately negotiated contracts which generally produce higher gross margins. Second, the Company has increased its prices on publicly bid contracts. The market for privately negotiated contracts is significantly smaller than the market for publicly bid contracts. Finally, the Company has focused on controlling both fixed and variable costs, primarily by minimizing the use of its own labor force in favor of subcontracting many of the trades involved in contract performance. Although the Company believes that these strategies have improved, and will continue to improve the results of its construction contracting operations, such results will continue to be influenced by factors beyond the Company's control, such as the state of the economy in the Northeast, and there can be no assurance that these strategies will further improve the Company's construction contracting operations.

Investment Income, Net

Net investment income was $4,637,158 in 1994 compared to $4,563,514 in 1993, representing effective yields of 3.72% and 3.65%, respectively. The increase in investment income in 1994 over 1993 was due substantially to higher yields on the portfolio as the result of rising interest rates during 1994. The rise in short-term interest rates has begun to impact the portfolio for the year ended December 31, 1994. Invested assets, including cash, were $124,757,438 and $130,877,552 at December 31, 1994 and 1993, respectively. The decrease in invested assets is attributable to the repayment of debt and cash collateral offset by the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital losses from the sale of investments during 1994 were $34,238 compared to realized capital gains of $721,601 in 1993. In 1993, fixed maturity investments totaling $93,433,751 were sold to realize gains available based on market conditions at the time of the sale.

Cost of Contract Revenues

Cost of contract revenues were $7,793,535 in 1994 compared to $9,327,616 in 1993. The decrease in cost of contract revenues during 1994 compared to 1993 reflects the decrease in contract revenues and the elimination of the gross losses on the construction operations. The gross loss in 1993 was primarily attributable to unexpected costs overruns on two renovation contracts and two asbestos abatement contracts. The Company's construction backlog at December 31, 1994 was approximately $9,100,000 compared to $3,900,000 at December 31, 1993.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $8,209,992 in 1994 compared to $7,623,178 in 1993. The increases in the losses and loss adjustment expenses are attributable to the growth in earned premiums from 1993 to 1994 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $4,260,759 in 1994 as compared to $3,407,104 in 1993. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,964,686 in 1994 compared to $6,873,217 in 1993. The slight increase in selling, general and administrative expenses from 1993 to 1994 reflects normal increases in operating expenses and an increase in the allowance for bad debts offset by a decrease in the amortization of intangible assets. Amortization of intangible assets amounted to approximately $747,000 in 1994 and $1,557,000 in 1993 due to the expiration of certain covenants not to compete in May of 1994 and July of 1993.

Interest Expense

Interest expense has decreased to $4,940,014 in 1994 from $5,609,893 in 1993. The decrease in interest expense in 1994 is due primarily to the repayment of notes totaling $11,690,000 on March 31, 1994 offset in part by the issuance on June 30, 1994 of the $8,000,000 term loan.

Income Taxes

Income tax expense was $2,245,300 in 1994 compared to $1,888,000 in 1993, representing effective Federal tax rates of 24.6% and 24.3%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1995 are adequate to cover the unpaid portion of the ultimate net cost of losses and lost adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 30.0% for each of the years ended December 31, 1995, 1994 and 1993. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 41.4%, 39.6% and 38.6% for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.4%, 69.6% and 68.6% for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in the 1995 combined ratio results primarily from the decline in premiums.

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting Standards Board ("FASB"). Under FAS No. 115, debt securities are classified as held to maturity, available for sale, or trading. The Company classified all debt securities as available for sale. Consequently, such securities are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. The effect on stockholders' equity from adoption of the statement resulted in an increase in stockholders' equity of $472,000, net of deferred taxes, due to the revaluation of the Company's debt securities on January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES:

The Company internally generates sufficient funds for its current operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary sources of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company has no material commitments for capital expenditures and, in the opinion of management, has adequate sources of liquidity to fund its operations over the next 12 months.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of operating losses in its construction contracting operations and interest expense related to notes payable and long-term debt incurred by it to acquire and capitalize its insurance subsidiaries and to repurchase Company stock. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to serve its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance holding company subsidiaries, United Coasts and ACSTAR Holdings. ACMAT has recently utilized short-term borrowings to repurchase its stock. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance holding company subsidiaries to improve its working capital.

The Company realized cash flow from operations of $19,312,412 in 1995 compared to $9,629,444 in 1994 and $16,312,287 in 1993. Net cash flows provided by operations in 1995 were derived principally from premium collections and collateral held. The Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Substantially all of the Company's cash flow was used to increase its investment portfolio, repay debt and repurchase stock. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short-term investment strategy coincides with the relatively short maturity of its liabilities which comprise primarily reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities amounted to $11,454,974 in 1995, $4,535,375 in 1994 and $15,819,101 in 1993. In 1993, fixed maturity investments totalling $93,434,000 were sold to realize gains available based on market conditions at the time of the sale. Proceeds from the sale of these securities were reinvested in U.S. Treasury and high grade municipal securities.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividends prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at December 31, 1995, except for the limitation on the reacquisition of shares which exceeded the Available Fund at December 31, 1995. The Company has received a waiver to exceed this limitation at December 31, 1995.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There was $7,500,000 outstanding under this line of credit as of December 31, 1995. Effective June 30, 1994, this credit line was renewed and modified to include an additional $8,000,000, six-year, term loan which is repayable in quarterly installments commencing September 30, 1994. Portions of the proceeds of such term loan were applied to the repayment of intercompany debt and to the reduction of the Company's short-term credit line.

On November 7, 1995, the Company obtained a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expires on November 6, 1996. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period. There were no borrowings outstanding under this line of credit at December 31, 1995.

During 1995, the Company purchased, in the open market and privately negotiated transactions, 10,456 shares of its Common Stock at an average price of $15.52. The Company also repurchased, in open market and privately negotiated transactions, 797,228 shares of its Class A Stock at an average price of $11.83 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from its two insurance holding companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 1996, the amount of dividends ACMAT's insurance subsidiaries may pay are limited to approximately $6,600,000.

In 1996, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt will be approximately $3,500,000 in 1996.

REGULATORY ENVIRONMENT

The National Association of Insurance Commissioners has adopted a risk-based capital formula for property and casualty companies which will be used by insurance regulators in assessing the capital adequacy of insurance companies. The risk-based capital formula, effective December 31, 1995, is a regulatory tool designed to identify weakly capitalized companies. The formula determines a required amount of capital based on the risks that the insurer assumes. Various regulatory actions are then prescribed if a company's ratio falls below the minimum required ratio. These actions range from requiring the insurer to submit a comprehensive plan to the insurance commissioner in the event its statutory surplus falls below its Company Action Level which is 200% of its Authorized Control Level, as calculated under the formula, to placing the insurer under regulatory control if its statutory surplus falls below 70% of its Authorized Control Level. The ratio for each of the Company's insurance subsidiaries as of December 31, 1995 was significantly above the level which might require regulatory action.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

    Independent Auditors' Report

    Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993

    Consolidated Balance Sheets as of December 31, 1995 and 1994

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements - December 31, 1995, 1994 and
    1993

    Consolidated Schedules included in Part II of this Report - Years ended December 31, 1995, 1994 and 1993:

          I - Condensed Financial Information of Registrant
         II - Valuation and Qualifying Accounts and Reserves
          V - Supplemental Information Concerning Property-Casualty Insurance
                 Operations

INDEPENDENT AUDITORS' REPORT

The Board of Directors
ACMAT Corporation:

We have audited the consolidated financial statements of ACMAT Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for investments.


                                                KPMG Peat Marwick LLP

Hartford, Connecticut
February 23, 1996

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 1995, 1994 and 1993

                                                              1995                1994                1993
                                                              ----                ----                ----
Earned Premiums                                           $ 23,492,905          27,141,639          25,422,187
Contract Revenues                                           11,614,632           8,160,758           8,532,260
Investment Income, Net                                       6,062,883           4,637,158           4,563,514
Net Realized Capital Gains (Losses)                              7,897             (34,238)            721,601
Other Income                                                   679,081             850,359             954,060
                                                          ------------        ------------        ------------
                                                            41,857,398          40,755,676          40,193,622
                                                          ------------        ------------        ------------

Losses and Loss Adjustment Expenses                          7,115,371           8,209,992           7,623,178
Cost of Contract Revenues                                   10,774,758           7,793,535           9,327,616
Amortization of Policy Acquisition Costs                     3,939,008           4,260,759           3,407,104
Selling, General and Administrative Expenses                 6,097,322           6,964,686           6,873,217
Interest Expense                                             4,810,578           4,940,014           5,609,893
                                                          ------------        ------------        ------------
                                                            32,737,037          32,168,986          32,841,008
                                                          ------------        ------------        ------------

Earnings Before Income Taxes and Minority Interests          9,120,361           8,586,690           7,352,614

Income Taxes                                                 2,414,400           2,245,300           1,888,000
                                                          ------------        ------------        ------------

Earnings Before Minority Interests                           6,705,961           6,341,390           5,464,614

Minority Interests                                          (1,355,681)         (1,501,529)         (1,555,497)
                                                          ------------        ------------        ------------


Net Earnings                                              $  5,350,280           4,839,861           3,909,117
                                                          ============        ============        ============



Net Earnings Per Share and Share Equivalent               $       1.46                1.17                 .91
                                                          ------------        ------------        ------------

Net Earnings Per Share - Assuming Full Dilution           $       1.18                --                  --
                                                          ------------        ------------        ------------


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1995 and 1994

Assets                                                                   1995               1994
------                                                                   ----               ----

Investments:
 Fixed Maturities - Available for Sale at Fair Value

  (Cost of $121,612,706 in 1995 and $110,647,319 in 1994)            $122,387,491        108,911,211
 Equity Securities, at Fair Value
  (Cost of $20,000 in 1995 and $627,252 in 1994)                           20,000            444,109
 Limited Partnership Investment, at Fair Value
  (Cost of $1,120,354 in 1995 and $1,097,261 in 1994)                   1,641,763          1,204,914
 Short-term Investments, at Cost Which Approximates Fair Value          8,359,047          8,726,056
                                                                     ------------       ------------
  Total Investments                                                   132,408,301        119,286,290

Cash and Cash Equivalents                                               5,120,375          5,471,148
Accrued Interest Receivable                                             2,230,988          1,890,826
Receivables, Net of Allowance for Doubtful Accounts of
 $254,825 in 1995 and $194,815 in 1994                                  9,022,434          9,480,567
Reinsurance Recoverable                                                 3,872,099          4,228,879
Income Tax Refund Receivable                                              233,572             23,518
Prepaid Expenses                                                          178,965            234,929
Deferred Income Taxes                                                   1,971,148          2,285,649
Property and Equipment, Net                                            13,987,256         14,364,020
Deferred Policy Acquisition Costs                                       3,459,308          3,661,421
Other Assets                                                            3,869,028          3,192,151
Intangibles, Net                                                        4,048,764          4,375,416
                                                                     ------------       ------------
                                                                     $180,402,238        168,494,814
                                                                     ============       ============
Liabilities & Stockholders' Equity
Notes Payable to Banks                                               $  7,500,000          4,300,000
Accounts Payable                                                        2,189,645          2,302,202
Reserves for Losses and Loss Adjustment Expenses                       45,235,311         40,954,783
Unearned Premiums                                                      14,302,613         14,977,825
Collateral Held                                                        17,767,955         10,403,706
Other Accrued Liabilities                                               1,861,815          1,681,266
Income Taxes                                                                 --              294,980
Long-term Debt                                                         40,127,590         43,405,266
                                                                     ------------       ------------
 Total Liabilities                                                    128,984,929        118,320,028

Minority Interests                                                     13,830,050         12,169,851

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares Authorized;
   642,464 and 652,920 Shares Issued and Outstanding)                     642,464            652,920
  Class A Stock (No Par Value; 10,000,000 Shares Authorized;
   2,665,836 and 3,313,067 Issued and Outstanding)                      2,665,836          3,313,067
  Additional Paid-in Capital                                            1,921,100          9,358,948
  Retained Earnings                                                    31,601,383         26,251,103
  Unrealized gain (loss) on Securities, Net of Deferred Taxes
     of $389,685 in 1995                                                  756,476         (1,571,103)
                                                                     ------------       ------------
    Total Stockholders' Equity                                         37,587,259         38,004,935
                                                                     ------------       ------------
Commitments and Contingencies

                                                                     $180,402,238        168,494,814
                                                                     ============       ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 1995, 1994 and 1993

                                                                                                             Net
                                                                                                          unrealized
                                                  Common       Class A                                      gains
                                                  stock         stock        Additional                    (losses)       Total
                                                   par           par          paid-in        Retained         on       stockholders'
                                                  value         value         capital        earnings      securities     equity

Balance as of December 31, 1992               $   714,275     3,529,505      12,347,677     17,502,125      (63,651)     34,029,931


  Acquisition and retirement of
   20,942 shares of Common Stock              $   (20,942)         --          (199,215)          --           --          (220,157)
  Acquisition and retirement of
   137,454 shares of Class A Stock                   --        (137,454)     (1,087,689)          --           --        (1,225,143)
  Net unrealized appreciation of
   equity securities                                 --            --              --             --        192,254         192,254
  Net earnings                                       --            --              --        3,909,117         --         3,909,117
                                              -----------   -----------     -----------    -----------  -----------     -----------
Balance as of December 31, 1993               $   693,333     3,392,051      11,060,773     21,411,242      128,603      36,686,002


  Acquisition and retirement of
   40,413 shares of Common Stock              $   (40,413)         --          (447,343)          --           --          (487,756)
  Acquisition and retirement of
   478,484 shares of Class A Stock                   --        (478,484)     (3,736,514)          --           --        (4,214,998)
  Issuance of 379,500 shares
   of Class A Stock                                  --         379,500       2,620,500           --           --         3,000,000
  Issuance of 20,000 shares of
   Class A Stock pursuant to stock options           --          20,000         100,000           --           --           120,000
  Effect of adoption of FAS No. 115,
   net of taxes                                      --            --              --             --        472,000         472,000
  Net unrealized losses on debt and
   equity securities                                 --            --              --             --     (2,171,706)     (2,171,706)
  Deferred tax benefit on net
   unrealized losses on debt and
   equity securities                                 --            --              --             --        619,862         619,862
  Deferred tax valuation allowance                   --            --              --             --       (619,862)       (619,862)
  Other                                              --            --          (238,468)          --           --          (238,468)
  Net earnings                                       --            --              --        4,839,861         --         4,839,861
                                              -----------   -----------     -----------    -----------  -----------     -----------
Balance as of December 31, 1994               $   652,920     3,313,067       9,358,948     26,251,103   (1,571,103)     38,004,935


  Acquisition and retirement of
   10,456 shares of Common Stock              $   (10,456)         --          (151,829)          --           --          (162,285)
  Aquisition and retirement of
   797,228 shares of Class A Stock                   --        (797,228)     (8,635,992)          --           --        (9,433,220)
  Issuance of 149,997 shares
   of Class A Stock                                  --         149,997       1,349,973           --           --         1,499,970
  Net unrealized appreciation of
   debt and equity securities                        --            --              --             --      2,717,264       2,717,264
  Deferred taxes on net unrealized gains
   on debt and equity securities                     --            --              --             --       (389,685)       (389,685)
  Net earnings                                       --            --              --        5,350,280         --         5,350,280
                                              -----------   -----------     -----------    -----------  -----------     -----------
Balance as of December 31, 1995               $   642,464     2,665,836       1,921,100     31,601,383      756,476      37,587,259
                                              ===========   ===========     ===========    ===========  ===========     ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 1995, 1994, 1993

                                                              1995                1994                1993
                                                              ----                ----                ----
Cash Flows From Operating Activities:
 Net Earnings                                             $  5,350,280           4,839,861           3,909,117
 Adjustments to Reconcile Net Earnings to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                              2,224,897           2,953,146           3,809,883
  Minority Interests                                         1,355,681           1,501,529           1,555,497
  Net Realized Capital (Gains) Losses                           (7,897)             34,238            (721,601)
  Changes In:
   Accrued Interest Receivable                                (340,162)           (204,588)             81,591
   Receivables, Net                                            458,133          (1,230,342)            589,369
   Reinsurance recoverable                                     356,780              64,170          (4,293,049)
   Deferred Policy Acquisition Costs                           202,113              44,338          (1,133,633)
   Prepaid Expenses and Other Assets                          (693,741)           (184,745)         (1,082,524)
   Accounts Payable and Other Liabilities                       67,992            (114,872)            184,733
   Collateral Held                                           7,364,249          (4,811,215)          4,408,845
   Reserves for Losses and Loss Adjustment Expenses          4,280,528           6,225,140           5,489,385
   Income Taxes                                               (631,229)            559,938             739,123
   Unearned Premiums                                          (675,212)            (47,154)          2,775,551
                                                          ------------        ------------        ------------
    Net Cash Provided by Operating Activities               19,312,412           9,629,444          16,312,287
                                                          ------------        ------------        ------------
Cash Flows From Investing Activities:
 Proceeds From Investments Sold or Matured:
  Fixed Maturities - Sold                                   12,902,187          12,832,799          93,433,751
  Fixed Maturities - Matured                                42,485,000          27,569,700          10,468,000
  Equity Securities                                            614,340             925,272             484,405
 Purchases Of:
  Fixed Maturities                                         (67,587,026)        (38,382,662)       (118,533,382)
  Equity Securities                                               --              (384,013)               --
  Limited Partnership Investment                               (23,092)            (49,836)           (553,284)
 Short-term Investments, Net                                   367,009          (3,260,509)           (502,343)
 Purchase of 9% interest in ACSTAR Holdings, Inc.                 --            (3,000,000)               --
 Payments for Covenants Not-To-Compete                            --                  --              (300,000)
 Capital Expenditures                                         (213,392)           (786,126)           (316,248)
                                                          ------------        ------------        ------------
   Net Cash Used for Investing Activities                  (11,454,974)         (4,535,375)        (15,819,101)
                                                          ------------        ------------        ------------
Cash Flows From Financing Activities:
 Borrowings Under Line of Credit                             4,200,000           1,700,000                --
 Repayments Under Line of Credit                            (1,000,000)         (1,700,000)               --
 Repayments on Long-term Debt                               (1,777,706)        (14,427,197)         (1,564,041)
 Issuance of Long-term Debt                                       --             8,000,000                --
 Issuance of Class A Stock                                        --             2,881,532                --
 Payments for Subsidiaries' Stock                              (35,000)            (41,250)           (567,655)
 Payments for Acquisition and Retirement of Stock           (9,595,505)         (4,702,754)         (1,445,300)
                                                          ------------        ------------        ------------
   Net Cash Used For Financing Activities                   (8,208,211)         (8,289,669)         (3,576,996)
                                                          ------------        ------------        ------------
Net Decrease in Cash and Cash Equivalents                     (350,773)         (3,195,600)         (3,083,810)

Cash and Cash Equivalents, Beginning of Year                 5,471,148           8,666,748          11,750,558
                                                          ------------        ------------        ------------

Cash and Cash Equivalents, End of Year                    $  5,120,375           5,471,148           8,666,748
                                                          ============        ============        ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Principles of Consolidation

           The consolidated financial statements include ACMAT Corporation ("ACMAT" or the "Company"), its wholly-owned subsidiaries, AMINS, Inc., Geremia Electric Co., ACMAT of Texas, Inc., ACSTAR Holdings, Inc. ("ACSTAR Holdings") and ACSTAR Holdings' wholly-owned subsidiary, ACSTAR Insurance Company ("ACSTAR"); and its 84% owned subsidiary, United Coasts Corporation ("United Coasts") and United Coasts' wholly-owned subsidiary, United Coastal Insurance Company ("United Coastal Insurance").

           On September 21, 1994, ACMAT purchased 30 shares of ACSTAR Holdings stock for $3,000,000. As a result of the stock purchase, ACMAT's ownership of ACSTAR Holdings increased to 100%.

           These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain re- classifications have been made to the 1994 and 1993 financial statements to conform with the classifications in 1995.

       (b) Business

           ACMAT operates as an insurance holding company and as an interior contractor; designing, supplying, renovating and installing interiors for commercial, industrial and institutional buildings, including asbestos abatement contracting.

           ACMAT's Insurance Group includes United Coastal Insurance, ACSTAR and AMINS, Inc. United Coastal Insurance is an excess and surplus lines property and casualty insurer providing specialty general and environmental liability insurance to specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals, as well as professional liability insurance to architects, engineers and consultants. ACSTAR is licensed as an admitted insurer in 49 states and the District of Columbia and provides surety bonding for specialty trade, environmental remediation and asbestos abatement contractors. AMINS, Inc. is an insurance agency which acts primarily as a general agent for ACSTAR and United Coastal Insurance. United Coastal Insurance participates in a number of reinsurance arrangements with other companies on a quota share basis. These arrangements primarily cover marine and other property catastrophic risks.

           During 1995, 1994 and 1993, customers who individually accounted for more than 10% of consolidated construction contracting revenue for the respective years are as follows: 1995 - three customers provided 28%, 24% and 18%, respectively; in 1994 - three customers provided 17%, 13% and 11%, respectively; 1993 - two customers provided 26% and 22%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

       (c) Investments

           Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under FAS 115, debt securities are classified as held to maturity, available for sale or trading. The Company classifies all debt and equity securities as available for sale. As of January 1, 1994, debt securities classified as available for sale, are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. Adjustments to minority interests are made as a result of unrealized gains and losses. The effect on stockholders' equity from adoption of the statement resulted in an increase in stockholders' equity of $472,000, net of deferred taxes, due to the revaluation of the Company's debt securities on January 1, 1994.

           Investments in equity securities, which is comprised of common stocks, are classified as available for sale and carried at fair value based on quoted market values.

           Investment in limited partnership, which represents participation in a joint venture which invests primarily in small capitalization stocks traded on national market exchanges, is carried at fair value, which is determined based upon the market value of the investments held by the partnership.

           Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value. Cash and cash equivalents include cash on hand and short-term highly liquid investments of maturities of three months or less when purchased. These investments are carried at cost plus accrued interest which approximates fair value.

           Realized gains and losses are determined on a specific identification basis. Unrealized gains and losses on debt and equity securities and limited partnership gains and losses, net of deferred taxes, if applicable, are included in stockholders' equity.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company continually evaluates its investment portfolio and establishes reserves for impairment in value deemed to be other than temporary.

       (d) Policy Acquisition Costs

           Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 1995, 1994 and 1993, deferrable costs capitalized were $3,736,895, 4,216,421 and $4,540,737 respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 1995, 1994 and 1993 was 3,939,008, $4,260,759 and
           $3,407,104 respectively.

       (e) Property and Equipment

           Property and equipment are reported at depreciated cost. Depreciation is computed using the straight-line method at rates based upon the respective estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

       (f) Intangibles

           All intangibles are stated at amortized cost and are being amortized using the straight-line method. Intangibles include insurance operating licenses and goodwill, which represents the excess of cost over the fair market value of net assets acquired. These intangible assets are amortized over periods ranging from 15 to 25 years.

       (g) Insurance Reserve Liabilities

           Reserves for losses and loss adjustment expenses are established with respect to both reported and incurred but not reported claims for insured risks. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding the claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data are reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and recomputed periodically using new information on reported claims.

           Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses incurred, including losses incurred but not reported.

       (h) Collateral Held

           The carrying amount of collateral held approximates its fair value because of the short maturity of these instruments. Collateral held represents cash and investments retained by the Company for surety bonds issued by the Company.

       (i) Reinsurance

           In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $5 million for liability and in excess of $1.5 million up to $15.3 million for surety bonds. Effective April 1, 1995, the Company secured additional treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           does not relieve the originating insurer of its liability. The Company participates in assumed quota-share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

           Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses and ceded unearned premiums are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts under the provisions of FAS No. 113. A summary of reinsurance premiums written and earned is provided below:

                                                  Premiums Written                                    Premiums Earned
                                   ----------------------------------------------     ---------------------------------------------
                                       1995             1994             1993             1995             1994            1993
                                       ----             ----             ----             ----             ----            ----
           Direct                  $ 22,810,600       26,307,031       28,514,995     $ 23,171,614       26,177,153      26,402,116
           Assumed                    1,427,542        2,509,377          613,365        1,582,138        2,480,330         775,544
           Ceded                     (1,381,351)      (1,599,953)      (1,816,208)      (1,260,847)      (1,515,844)     (1,755,473)
                                   ------------     ------------     ------------     ------------     ------------    ------------
                         Totals    $ 22,856,791       27,216,455       27,312,152     $ 23,492,905       27,141,639      25,422,187
                                   ============     ============     ============     ============     ============    ============

           Reinsurance recoveries on ceded paid losses and loss adjustment expenses totalled approximately $30,000 and $388,000 for the year ended December 31, 1995 and 1993, respectively. There were no ceded paid losses and loss adjustment expenses for the year ended December 31, 1994. Ceded incurred losses and loss adjustment expenses totalled $425,458 and $638,554 for the years ended December 31, 1995 and 1994, respectively.

       (j) Revenue Recognition

           Revenue on construction contracts is recorded using the percentage of completion method. Under this method revenues with respect to individual contracts are recognized in the proportion that costs incurred to date relate to total estimated costs. Revenues and cost estimates are subject to revision during the terms of the contracts, and any required adjustments are made in the periods in which the revisions become known. Provisions are made, where applicable, for the entire amount of anticipated future losses on contracts in progress. Claims are recorded as revenue at the time of settlement and profit incentives and change orders are included in revenues when their realization is reasonably assured. Selling, general and administrative expenses are not allocated to contracts.

           Insurance premiums are recognized over the terms of the respective policy contracts. Unearned premiums represent the portion of premiums written that is applicable to the unexpired terms of policies in force, calculated on a prorata basis.

       (k) Income Taxes

           The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (l) Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

       (m) Future Application of Accounting Standards

           In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The adoption of this statement effective January 1, 1996 will not have a material effect on results of operations, financial condition or liquidity.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123", "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement. However, the Company expects to adopt the alternative which would provide for proforma disclosure in the footnotes to the consolidated financial statements.

(2)    ACQUISITIONS

       On September 21, 1994, ACMAT purchased from The Environmental Venture Fund, a Delaware limited partnership ("EVF"), The Apex Investment Fund, an Illinois limited partnership ("Apex") and The Productivity Fund, a Delaware limited partnership ("PF"), 15, 10 and 5 shares, respectively, of the common stock of ACSTAR Holdings, a subsidiary of the Company, for an aggregate consideration of $3,000,000. As a result of these transactions, the amount of the outstanding common stock of ACSTAR Holdings owned by the Company has increased from 91% to 100%, thereby making ACSTAR Holdings a wholly-owned subsidiary of the Company.

       In a separate transaction, EVF, Apex and PF exercised warrants to purchase 189,750, 126,500 and 63,250 shares, respectively, of Class A Stock of the Company for an aggregate consideration of $3,000,000.

(3)    INVESTMENTS

       Investments at December 31, 1995 and 1994 follows:

                                                        AMORTIZED       ESTIMATED       CARRYING
                                                          COST          FAIR VALUE        VALUE
                                                      ------------    ------------    ------------
1995
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivision     $ 78,052,947      78,237,674      78,237,674
 United States Government and Government Agencies       43,156,415      43,749,435      43,749,435
 Industrial and Miscellaneous                              403,344         400,382         400,382
                                                      ------------    ------------    ------------
   Total Fixed Maturities                              121,612,706     122,387,491     122,387,491
                                                      ------------    ------------    ------------
Equity Securities - Common Stocks:
  Industrial and Miscellaneous                              20,000          20,000          20,000
                                                      ------------    ------------    ------------
    Total Equity Securities                                 20,000          20,000          20,000
                                                      ------------    ------------    ------------
Limited Partnership Investment                           1,120,354       1,641,763       1,641,763
Short-Term Investments                                   8,359,047       8,359,047       8,359,047
                                                      ------------    ------------    ------------
  Total Investments                                   $131,112,107     132,408,301     132,408,301
                                                      ============    ============    ============
1994
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivisions    $ 90,483,496      88,960,649      88,960,649
 United States Government and Government Agencies       19,161,595      18,957,597      18,957,597
 Industrial and Miscellaneous                            1,002,228         992,965         992,965
                                                      ------------    ------------    ------------
  Total Fixed Maturities                               110,647,319     108,911,211     108,911,211
                                                      ------------    ------------    ------------
Equity Securities - Common Stocks:
 Banks, Trusts and Insurance                               223,240         163,749         163,749
 Industrial and Miscellaneous                              404,012         280,360         280,360
                                                      ------------    ------------    ------------
  Total Equity Securities                                  627,252         444,109         444,109
                                                      ------------    ------------    ------------
Limited Partnership Investment                           1,097,261       1,204,914       1,204,914
Short-Term Investments                                   8,726,056       8,726,056       8,726,056
                                                      ------------    ------------    ------------
  Total Investments                                   $121,097,888     119,286,290     119,286,290
                                                      ============    ============    ============

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates are made at a specific point in time, based on quoted market prices and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. In addition, the tax ramifications related to the realization of the unrealized gains and losses have not been considered in any of the estimates. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The amortized cost and fair value of fixed maturities at December 31, 1995 and 1994, by effective maturity, follows:

                                                     1995                             1994
                                          ----------------------------    ----------------------------
                                             Amortized         Fair          Amortized         Fair
                                               Cost            Value            Cost           Value
                                               ----            -----            ----           -----
Due In One Year or Less                   $ 65,835,788      66,127,246      46,454,143      46,175,371
Due After One Year Through Five Years       54,091,310      54,480,413      61,498,609      59,961,850
Due After Five Years Through Ten Years       1,007,381       1,096,708         837,833         817,000
Due After Ten Years                            678,227         683,124       1,856,734       1,956,990
                                          ------------    ------------    ------------    ------------
    Total                                 $121,612,706     122,387,491     110,647,319     108,911,211
                                          ============    ============    ============    ============

       The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities.

       A summary of gross unrealized gains and losses at December 31, 1995 and 1994 follows:

                                             1995                         1994
                                  ------------------------     ------------------------
                                     Gains        Losses           Gains       Losses
                                     -----        ------           -----       ------
Fixed Maturities:

 States, Municipalities and
  Political Subdivisions          $  240,670       (55,943)          --      (1,522,847)
 United States Government and
  Government Agencies                595,921        (2,901)          --        (203,998)
 Industrial and Miscellaneous           --          (2,962)          --          (9,263)
                                  ----------    ----------     ----------    ----------
  Total Fixed Maturities             836,591       (61,806)          --      (1,736,108)

Equity Securities                       --            --             --        (183,143)

Limited Partnership Investment       521,409          --          121,830       (14,177)
                                  ----------    ----------     ----------    ----------

  Total                           $1,358,000       (61,806)       121,830    (1,933,428)
                                  ==========    ==========     ==========    ==========


(4)    INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

       A summary of net investment income for the years ended December 31, 1995, 1994 and 1993 follows:

                                     1995            1994            1993
                                     ----            ----            ----

Tax-exempt Interest               $ 3,317,887       3,439,654       2,983,133
Taxable Interest                    2,769,577       1,202,619       1,531,716
Dividends on Equity Securities          7,617          24,749          77,943
Limited Partnership Income             23,094          49,836          53,284
Investment Expenses                   (55,292)        (79,700)        (82,562)
                                  -----------     -----------     -----------

  Net Investment Income           $ 6,062,883       4,637,158       4,563,514
                                  ===========     ===========     ===========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized capital gains (losses) for the years ended December 31, 1995, 1994 and 1993 follows:

                                           1995        1994         1993
                                           ----        ----         ----

Fixed Maturities                         $    810     (72,790)     762,701
Equity Securities                           7,087      41,247      (41,100)
Sales of Property and Equipment              --        (2,695)        --
                                         --------    --------     --------

  Net Realized Capital Gains (Losses)    $  7,897     (34,238)     721,601
                                         ========    ========     ========



Gross gains of $25,235, 17,076 and $813,755 and gross losses of $24,425, $89,866 and $51,054 were realized on fixed maturity sales for the years ended December 31, 1995, 1994, and 1993, respectively.

(5)    RECEIVABLES

       A Summary of receivables at December 31, 1995 and 1994 follows:

                                                                        1995            1994
                                                                        ----            ----
Insurance Premiums Due From Agents                                   $ 7,081,648       7,496,893
Receivables Under Long-term Contracts:
 Amounts Billed                                                          973,882       1,062,600
 Recoverable Costs in Excess of Billings on Uncompleted Contracts        221,827         340,124
 Billings in Excess of Costs on Uncompleted Contracts                   (290,785)       (117,694)
 Retainage, Due on Completion of Contracts                               637,102         225,543
                                                                     -----------     -----------
   Total Receivables Under Long-term Contracts                         1,542,026       1,510,573

 Other                                                                   653,585         667,916
                                                                     -----------     -----------
  Total Receivables                                                    9,277,259       9,675,382
 Less Allowances for Doubtful Accounts                                  (254,825)       (194,815)
                                                                     -----------     -----------
   Total Receivables, Net                                            $ 9,022,434       9,480,567
                                                                     ===========     ===========

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 1996.

Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)    PROPERTY AND EQUIPMENT

       A summary of property and equipment at December 31, 1995 and 1994 follows:

                                            1995           1994
                                            ----           ----

       Building                         $14,538,942     14,409,487
       Land                                 800,000        800,000
       Equipment and Vehicles             1,307,942      1,334,594
       Furniture and Fixtures               886,639        864,530
                                        -----------    -----------
                                         17,533,523     17,408,611
       Less Accumulated Depreciation      3,546,267      3,044,591
                                        -----------    -----------
                                        $13,987,256     14,364,020
                                        ===========    ===========

       Future minimum rental income to be generated by leasing a portion of the building under noncancelable operating leases as of December 31, 1995 are estimated to be $529,000 for 1996, $84,000 for 1997, $84,000 for 1998 and
       $21,000 for 1999. Rental income earned in 1995, 1994 and 1993 was $543,507, $561,825, $512,731, respectively.

(7)    INTANGIBLES

       A summary of intangibles, acquired primarily in connection with the purchases of ACSTAR and United Coasts, at December 31, 1995 and 1994 follows:

                                           1995          1994
                                           ----          ----
       Insurance Licenses               $4,188,926     4,188,926

       Goodwill                          2,698,309     2,698,309
                                        ----------    ----------
                                         6,887,235     6,887,235
       Less Accumulated Amortization     2,838,471     2,511,819
                                        ----------    ----------
                                        $4,048,764     4,375,416
                                        ==========    ==========

       Intangible assets are written off when they become fully amortized.

(8)    RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSES

       The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                             1995             1994            1993
                                             ----             ----            ----
       Balance at January 1              $ 40,954,783       34,729,643      35,963,164
         Less reinsurance recoverable       4,228,879        4,293,049       6,722,906
                                         ------------     ------------    ------------
       Net balance at January 1            36,725,904       30,436,594      29,240,258

       Incurred related to:
         Current year                       8,015,877        8,209,992       7,623,178
         Prior years                         (900,506)            --              --
                                         ------------     ------------    ------------
       Total incurred                       7,115,371        8,209,992       7,623,178

       Payments related to:
         Current year                         111,989          284,736         155,513
         Prior years                        2,366,074        1,635,946       6,271,329
                                         ------------     ------------    ------------
       Total payments                       2,478,063        1,920,682       6,426,842

       Net balance at December 31          41,363,212       36,725,904      30,436,594
         Plus reinsurance recoverable       3,872,099        4,228,879       4,293,049
                                         ------------     ------------    ------------
       Balance at December 31            $ 45,235,311       40,954,783      34,729,643
                                         ============     ============    ============

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The decrease in 1995 of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. The 1993 claim payments are partially a result of payments relating to settlement of losses reserved in prior periods. These increases are also attributable to an increase in earned premiums during the development of the Company's insurance operations and the conversion of related loss reserves to loss payments in the normal course of business. Based on lower payments made in 1995 and 1994, as well as an evaluation of case reserves, the Company does not believe that the claim payouts in 1993 represent a trend. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

(9)    NOTES PAYABLE TO BANKS

       The Company has available a $10,000,000 bank line of credit with Shawmut Bank, N.A. which expires in June 1997. The line of credit requires the Company to maintain, on deposit with the bank, a compensating balance equal to 5% of the line of credit. Borrowings outstanding under the lines were $7,500,000 at December 31, 1995 and $4,300,000 at December 31, 1994.

       Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 180 basis points in effect during the borrowing period (7.7% and 8.0% at December 31, 1995 and 1994, respectively).

       On November 7, 1995, the Company obtained a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expires on November 6, 1996. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period. There were no borrowings outstanding under this line of credit at December 31, 1995.

(10)   LONG-TERM DEBT

       A summary of long-term debt at December 31, 1995 and 1994 follows:

                                                      1995           1994
                                                      ----           ----
       Term Loan Due 2000                         $ 6,133,333      7,333,334
       10.5% Convertible Senior Notes Due 1999      9,500,000     11,500,000
       9.69% Mortgage Note Due 2000                 7,994,257      8,071,932
       11.5% Convertible Note Due 2022             16,500,000     16,500,000
                                                  -----------    -----------
                                                  $40,127,590     43,405,266
                                                  ===========    ===========

       On June 30, 1994, the Company obtained an $8,000,000, six-year, term loan, which is repayable in quarterly installments of $333,333 commencing September 30, 1994. Portions of the proceeds of such term loan were applied to the repayment of intercompany debt and to the reduction of the Company's short-term credit line.

       On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated debenture to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuances. At December 31, 1995, the Company had reserved 1,500,000 shares of Class A Stock for issuance pursuant to such conversion option.

       On April 18, 1990, the Company obtained a permanent mortgage loan from The Manufacturer's Life Insurance Company. The $8,350,000 mortgage note, with interest at 9.69%, is payable in monthly installments over 10 years based on a thirty year amortization schedule. The remaining outstanding principal balance is payable on April 1, 2000. The proceeds were used to repay an existing construction loan and to fund completion of the Company's headquarters.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On July 18, 1989, the Company issued $15,000,000, 10.5% Convertible Senior Notes due June 30, 1999 to AIG Life Insurance Company and American International Life Assurance Company of New York. Quarterly principal repayments of $500,000 began on June 30, 1993. The notes are convertible, at any time prior to their payment date, into shares of ACMAT Class A Stock at $10 per share. The conversion price of $10 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuances. At December 31, 1995, the Company had reserved 950,000 shares of Class A Stock for issuance pursuant to such conversion option.

       During 1995, the Company issued 149,997 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

       The terms of the note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefor, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all but one of these covenants at December 31, 1995 and the Company has received a waiver relative to the covenant with which the Company was not in compliance.

       Principal payments on long-term debt are $9,062,751, $3,417,108, $1,437,094, $1,447,607 and $8,263,106 for the years 1996 through 2000, respectively. Interest expense paid in 1995, 1994 and 1993 amounted to $4,791,005, $4,911,392 and $5,609,893, respectively.

       It is not practicable to estimate the fair value of long-term debt at December 31, 1995 because of the complex and unique terms associated with these debt instruments.

(11)   INCOME TAXES

       The components of income tax expense for each year follows:

                                                              1995              1994             1993
                                                              ----              ----             ----
       Current Taxes:
       Federal                                           $  2,415,594         1,900,110          979,328
       State                                                  125,000           135,800          104,200
                                                         ------------      ------------     ------------
                                                            2,540,594         2,035,910        1,083,528
                                                         ------------      ------------     ------------

       Deferred Taxes (Credits):
       Federal                                               (126,194)          209,390          804,472
       State                                                     --                --               --
                                                         ------------      ------------     ------------
                                                             (126,194)          209,390          804,472
                                                         ------------      ------------     ------------

       Total                                             $  2,414,400         2,245,300        1,888,000
                                                         ============      ============     ============

       The effective Federal income tax rate, as a percentage of earnings before income taxes and minority interests follows:

                                                             1995              1994             1993
                                                             ----              ----             ----

       Federal Statutory Tax Rate                                34.0%             34.0%            34.0%
       State Income Tax Benefit                                   (.5)              (.5)             (.5)
       Effect of Tax-Exempt Interest                            (10.5)            (11.6)           (11.7)
       Dividends Received Deduction                              --                 (.1)             (.3)
       Amortization of Goodwill                                   1.2               1.5              1.8
       Officers Life Insurance Premiums                            .7                .7               .8
       Other, Net                                                  .2                .6               .2
                                                         ------------      ------------     ------------
        Effective Federal Income Tax Rate                        25.1%             24.6%            24.3%
                                                         ============      ============     ============

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                1995          1994
                                                                ----          ----
       Deferred Tax Assets:
        Reserves for Losses and Loss Adjustment Expenses,
         Principally Due to Reserve Discounting              $2,972,570     2,820,042
        Unearned Premiums                                       891,902       950,458
        Accounts Receivable, Principally Due to Allowance
         For Doubtful Accounts                                  115,887        94,373
        Contract Accounting Adjustment                             --           6,800
        Unrealized losses on investments                           --         619,862
        Other                                                    22,073        31,657
                                                             ----------    ----------
          Total Gross Deferred Tax Assets                     4,002,432     4,523,192
          Less Valuation Allowance                                 --        (619,862)
                                                             ----------    ----------
          Net Deferred Tax Assets                            $4,002,432     3,903,330
       Deferred Tax Liabilities:
        Plant and Equipment                                     411,498       372,798
        Deferred Policy Acquisition Costs                     1,176,165     1,244,883
        Unrealized Gains on Investments                         440,696          --
        Other                                                     2,925          --
                                                             ----------    ----------
          Total Gross Deferred Tax Liabilities                2,031,284     1,617,681
                                                             ----------    ----------

          Net Deferred Tax Assets                            $1,971,148     2,285,649
                                                             ==========    ==========

       The valuation allowance of $619,862 at January 1, 1995 has been eliminated during 1995. The valuation allowance at December 31, 1994 relates to the deferred taxes on the unrealized losses on debt and equity securities. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1995.

       Taxes paid in 1995, 1994 and 1993 were $3,045,627, $1,685,362 and
       $1,150,655, respectively.

(12)   PENSION AND PROFIT SHARING PLANS

       The Company and its subsidiaries maintain, for the benefit of non-union employees, a qualified thrift, profit sharing and retirement plan. Participants are required to contribute three percent of their compensation to the plan annually. The Company's contributions, established by the Board of Directors, were $100,000, $90,600 and $107,500, for 1995, 1994 and 1993, respectively.

       The Company participates in various multi-employer defined contribution plans for its union employees. Charges to expense with respect to the Company's contributions to the various plans were approximately $42,000 in 1995, $19,000 in 1994 and $7,000 in 1993. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 1995.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)   STOCKHOLDERS' EQUITY

       The Class A Stock has one-tenth voting privilege but has all the other rights and privileges pertaining to the Common Stock.

       During 1995, 1994 and 1993, ACMAT repurchased, in open market and privately negotiated transactions, 10,456, 40,413 and 20,942, respectively, shares of its Common Stock at an average price of $15.52, $12.07 and $10.51 per share, respectively. The Company also repurchased during 1995, 1994 and 1993, in open market and privately negotiated transactions, 797,228, 478,484 and 137,454 shares, respectively, of its Class A Stock at an average price of $11.83, $8.81 and $8.91 per share, respectively.

       During 1995, the Company issued 149,997 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

       On September 21, 1994, EVF, Apex and PF exercised warrants to purchase 189,750, 126,500 and 63,250 shares, respectively, of Class A Stock of the Company for an aggregate consideration of $3,000,000.

       The stockholders have periodically approved the distribution of nonstatutory stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                        1995                     1994                   1993
                                                                        ----                     ----                   ----

       Options outstanding at December 31                              490,000                 505,000                 220,000
       Weighted average price per share of
         options outstanding                                           $8.12                   $8.13                   $6.00
       Expiration dates                                                1/2001 - 9/2004         1/2001 - 9/2004         1/2001
       Options exercisable at December 31                              490,000                 165,000                 160,000
       Options granted                                                    -                    340,000                 60,000
       Options exercised or surrendered                                15,000                  55,000                  10,000
       Price ranges of options exercised or surrendered                $8.50                   $6.00                   $6.00

       At its May 1, 1991, June 16, 1992 and December 29, 1992 meetings, the Board of Directors of United Coasts approved the granting of nonstatutory common stock options to certain officers and directors of ACMAT and United Coasts giving such individuals the option to purchase a total of 40,000, 40,000 and 60,000 shares, respectively, of restricted common stock of the United Coasts at an exercise price of $2 per share. The option to purchase such shares must be exercised within 10 years of the date of grant. In July 1993, June 1994 and June 1995, 40,000, 15,000 and 10,000 shares, respectively, were exercised which resulted in the United Coasts issuance of 40,000, 15,000 and 10,000 shares of restricted common stock in 1993, 1994 and 1995, respectively.

       Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department, and are limited to approximately $6,600,000 in 1996.

       The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in the State of Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
       (NAIC), as well as the state laws, regulations, and general administrative rules. As of December 31, 1995, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that individually or in the aggregate materially affect statutory shareholders' equity.

       In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $66,382,683 and $63,072,338 at December 31, 1995 and 1994, respectively, and their statutory net income for the years ended December 31, 1995, 1994 and 1993 was $9,072,104, $ 8,860,484 and $8,630,734, respectively.

       Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)   EARNINGS PER SHARE AND SHARE EQUIVALENT

       The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,661,577, 4,134,110 and 4,289,206 for 1995, 1994 and
       1993, respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the option.

       Earnings per share - assuming full dilution for 1995 was determined on the assumptions that the convertible notes were converted and the options were exercised on January 1, 1995. As to the debentures, net earnings were adjusted for the interest expense, net of its tax effect. As to the options, outstanding shares were increased as described above, except that purchases were assumed to have been made at the year-end price of the shares. Earnings per share - assuming full dilution was not presented for 1994 and 1993 because the effects are not material.

(15)   COMMITMENTS AND CONTINGENCIES

       The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting those actions where the Company is a defendant, has appropriate insurance reserves recorded, and does not believe that their settlement will materially affect the Company's operations or financial position.

       Many construction projects in which the Company has been engaged have included asbestos exposures which the Company believes to involve a particularly high degree of risk because of the hazardous nature of asbestos. The Company believes it has reduced the risks associated with asbestos through proper training of its employees and by maintaining general liability and workers' compensation insurance. Since 1986, the Company has obtained its general liability insurance and surety bonds from its insurance subsidiaries.

(16)   SEGMENT REPORTING

       The Company operates in two industry segments: Construction contracting and insurance. Information relating to the two segments is summarized as follows:

                                                        1995             1994             1993
                                                        ----             ----             ----
       Operating Revenues:
        Insurance                                   $ 30,715,995       33,318,620       32,081,441
        Construction Contracting                      15,787,715       12,359,565       12,453,945
        Eliminations and Adjustments                  (4,646,312)      (4,922,509)      (4,341,764)
                                                    ------------     ------------     ------------
                                                    $ 41,857,398       40,755,676       40,193,622
                                                    ============     ============     ============

       Operating Earnings (Loss):
        Insurance                                   $ 13,398,956       13,908,822       13,867,642
        Construction Contracting                         531,983         (382,118)        (905,135)
                                                    ------------     ------------     ------------
                                                      13,930,939       13,526,704       12,962,507

       Interest Expense                               (4,810,578)      (4,940,014)      (5,609,893)
                                                    ------------     ------------     ------------

       Earnings Before Income Taxes and Minority
        Interests

                                                    $  9,120,361        8,586,690        7,352,614
                                                    ============     ============     ============

       Depreciation and Amortization:
        Insurance                                   $  1,547,490        2,213,260        3,073,320
        Construction Contracting                         677,407          739,886          736,563
                                                    ------------     ------------     ------------
                                                    $  2,224,897        2,953,146        3,809,883
                                                    ============     ============     ============

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        1995            1994
                                        ----            ----
       Identifiable Assets:
        Insurance                   $161,954,513     148,406,401
        Construction Contracting      18,447,725      20,088,413
                                    ------------    ------------
                                    $180,402,238     168,494,814
                                    ============    ============

       Capital Expenditures:
        Insurance                   $     57,690          92,955
        Construction Contracting         155,702         693,171
                                    ------------    ------------
                                    $    213,392         786,126
                                    ============    ============

       Operating earnings for construction contracting is operating revenues less cost of contract revenues and identifiable selling, general and administrative expenses. Operating earnings for the insurance segment is operating revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable selling, general and administrative expenses. Interest expense has not been included in the computation of operating earnings. The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations.

(17)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       A summary of the unaudited quarterly results of operations for 1995 and 1994 follows:

                                                           MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                           --------      -------     ------------   -----------
       1995

       Operating Revenues                                 $9,965,835    11,127,473    11,140,638     9,623,452
                                                          ----------    ----------    ----------    ----------

       Operating Earnings                                 $3,270,362     3,724,113     3,665,735     3,270,729
                                                          ----------    ----------    ----------    ----------

       Net Earnings                                       $1,203,425     1,448,969     1,459,857     1,238,029
                                                          ----------    ----------    ----------    ----------

       Net Earnings Per Share and Share Equivalent        $      .30           .38           .42           .36
                                                          ----------    ----------    ----------    ----------

       Net Earnings Per Share - Assuming Full Dilution    $       -.           .31           .32           .29
                                                          ----------    ----------    ----------    ----------

       1994

       Operating Revenues                                 $9,734,433     9,574,246     9,009,282    12,437,715
                                                          ----------    ----------    ----------    ----------

       Operating Earnings                                 $3,083,693     3,316,828     3,500,096     3,626,087
                                                          ----------    ----------    ----------    ----------

       Net Earnings                                       $  903,759     1,226,117     1,306,323     1,403,662
                                                          ----------    ----------    ----------    ----------

       Net Earnings Per Share                             $      .22           .30           .32          . 34
                                                          ----------    ----------    ----------    ----------


       Note: Earnings per common share are based on the weighted average number of Common and Class A Stock and equivalent shares outstanding during each of the quarters and at year end. Annual earnings per share for 1994 does not equate to the sum of the quarters due to the timing of stock purchases during the year.

       Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses.

                                                                    Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                  As of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993

The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 1995 and 1994 and its condensed statements of earnings and cash flows for the years ended December 31, 1995, 1994 and 1993.

                                 BALANCE SHEETS

        Assets                                         1995             1994
                                                    -----------     -----------
Current assets:
    Cash                                            $   485,339         626,170
    Receivables                                       1,939,730       1,982,618
    Other current assets                                167,926         247,408
                                                    -----------     -----------
        Total current assets                          2,592,995       2,856,196

Property and equipment, net                          13,654,556      13,929,075
Investments in and advances from subsidiaries        69,823,996      69,109,147
Intangibles                                           1,214,652       1,389,012
Other assets                                          2,317,880       2,172,157
                                                    -----------     -----------
                                                    $89,604,079     $89,455,587
                                                    ===========     ===========

        Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable to banks                          $ 7,500,000       4,300,000
    Current portion of long-term debt                 9,062,751       3,411,010
    Other current liabilities                         4,389,230       3,745,386
                                                    -----------     -----------
        Total current liabilities                    20,951,981      11,456,396
Long-term debt                                       31,064,839      39,994,256
                                                    -----------     -----------
        Total liabilities                            52,016,820      51,450,652

Stockholders' equity                                 37,587,259      38,004,935
                                                    -----------     -----------

                                                    $89,604,079     89,455,587
                                                    ===========     ===========

                                                                    (Continued)


See Notes to Condensed Financial Statements.

                                                                    Schedule 1,
                                                                     Continued
                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                             STATEMENTS OF EARNINGS

                                                         1995           1994          1993
                                                     ------------    ----------    ----------
Contract revenues                                    $ 11,614,632     8,160,758     8,532,260
Cost of contract revenues                              10,999,758     8,018,230     9,327,092
                                                     ------------     ---------    ----------
       Gross profit (loss)                                614,874       142,528      (794,832)

Selling, general and administrative expenses            4,255,974     4,723,088     4,031,316
                                                      ------------    ----------    ----------
       Operating loss                                  (3,641,100)   (4,580,560)   (4,826,148)

Interest expense                                       (6,087,231)   (5,594,659)   (5,353,481)
Interest income                                            27,576        58,571         9,979
Underwriting fees                                       2,433,587     2,478,468     2,144,906
Other Income                                            1,711,920     1,661,609     1,766,614
                                                     ------------    ----------    ----------
       Loss before income taxes and equity in net
          earnings of subsidiaries                     (5,555,248)   (5,976,571)   (6,258,130)

Income tax benefit                                     (1,750,000)   (1,919,485)   (1,970,000)
                                                     ------------    ----------    ----------
       Loss before equity in net earnings of
          subsidiaries                                 (3,805,248)   (4,057,086)   (4,288,130)

Equity in net earnings of subsidiaries                  9,155,528     8,896,947     8,197,247
                                                     ------------    ----------    ----------

      Net earnings                                   $  5,350,280     4,839,861     3,909,117
                                                     ============    ==========    ==========

                                                                    (Continued)

See Notes to Condensed Financial Statements.

                                                                     Schedule I,
                                                                      Continued

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS

                                                                            1995            1994            1993
                                                                        ------------    ------------    ------------

Cash flows from operating activities:
    Net earnings                                                        $ 5,350,280      4,839,861       3,909,117
    Depreciation and amortization                                           677,407        739,887       1,084,916
    Equity in undistributed earnings of subsidiaries                     (9,155,528)    (8,896,947)     (8,197,247)
    (Increase) decrease in accounts receivable                               42,288        (30,164)      1,480,046
    (Increase) decrease in other assets                                    (139,069)      (230,935)         14,098
    Increase (decrease) in other liabilities                                643,844        (33,158)        255,984
                                                                        -----------    -----------     -----------
        Net cash used for operating activities                           (2,580,178)    (3,611,456)     (1,453,086)
                                                                        -----------    -----------     -----------
Cash flows from investing activities:
    Purchase of 9% interest in ACSTAR Holdings, Inc.                         -          (3,000,000)         -
    Payment for non-compete agreement                                        -              -              (50,000)
    Capital expenditures                                                   (155,700)      (693,171)       (194,248)
                                                                        -----------    -----------     -----------
        Net cash used for investing activities                             (155,700)    (3,693,171)       (244,248)
                                                                        -----------    -----------     -----------

Cash flows from financing activities:
    Borrowings under lines of credit                                      4,200,000      1,700,000          -
    Repayments of lines of credit                                        (1,000,000)    (1,700,000)         -
    Repayment of long-term debt                                          (1,777,706)   (11,362,197)     (1,564,041)
    Increase (decrease) in amounts due to (from) subsidiaries            10,768,258     13,114,216       4,374,142
    Issuance of long-term debt                                               -           8,000,000
    Proceeds from issuance of Class A stock                                  -           2,881,532          -
    Payments for acquisition and retirement of stock                     (9,595,505)    (4,702,754)     (1,445,300)
                                                                        -----------    -----------     -----------
        Net cash provided by financing activities                         2,595,047      7,930,797       1,364,801
                                                                        -----------    -----------     -----------
Net increase (decrease) in cash                                            (140,831)       626,170        (332,533)
Cash, beginning of year                                                     626,170              0         332,533
                                                                        -----------    -----------     -----------
Cash, end of year                                                       $   485,339        626,170               0
                                                                        ===========    ===========     ===========

See Notes to Condensed Financial Statements.

                                                                Schedule 1
                                                                Continued

                       ACMAT CORPORATION AND SUBSIDIARIES
                        Condensed Financial Information
                    Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 1995 Annual Report.

(1)     SUPPLEMENTAL CASH FLOW INFORMATION

        Income taxes received from subsidiaries during the years ended December 31, 1995, 1994 and 1993 were $2,214,656, $1,962,126 and
        $2,745,257, respectively. Interest paid during the years ended December 31, 1995, 1994 and 1993 was $5,769,404, $5,566,037 and
        $5,353,481, respectively. Interest paid in 1995 and 1994 included $978,399 and $729,557, respectively, paid to subsidiaries for intercompany loans.

        During 1995, the Company issued 149,997 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(2)     LONG-TERM DEBT

        A summary of long-term debt at December 31, 1995 and 1994 follows:


                                                     1995            1994
                                                     ----            ----
        Term Loan Due 2000                        $ 6,133,333     $ 7,333,334
        10.5% Convertible Senior Notes Due 1999     9,500,000      11,500,000
        9.69% Mortgage Note Due 2000                7,994,257       8,071,932
        11.5% Convertible Note Due 2022            16,500,000      16,500,000
                                                  -----------     -----------
                                                  $40,127,590     $43,405,266
                                                  ===========     ===========


        See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 1996 to 2000 and thereafter.

(3)     INCOME TAXES

        See Notes 11 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

(4)     COMMITMENTS AND CONTINGENCIES

        See Note 15 to the Consolidated Financial Statements in the Annual Report for a description of the Commitments and Contingencies.

                                                        Schedule II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1995, 1994 and 1993



                    Balance        Additions
                      at            charged                         Balance
                   beginning        to costs                           at
                      of              and                            end of
Description         period          expenses        Deductions(a)    period
-----------        ---------        --------        ----------      -------
Allowance for
doubtful accounts:

    1995           $194,815         100,000             39,990      254,825
                    =======         =======            =======      =======

    1994           $ 88,290         761,223            654,698      194,815
                    =======         =======            =======      =======

    1993           $ 65,000          50,000             26,710       88,290
                    =======         =======             ======      =======


(a) Deductions represent accounts written off.

                                                                     Schedule V
                                                                     ----------

                       ACMAT CORPORATION AND SUBSIDIARIES

   Supplemental information concerning property-casualty insurance operations

         As of and for the years ended December 31, 1995, 1994 and 1993

                                                Discount
                              Reserves for    Deducted from
                Deferred     Unpaid Losses    Unpaid Losses
Affiliation       Policy        and Loss         and Loss                                        Net
   with        Acquisition     Adjustment       Adjustment       Unearned        Earned       Investment
Registrant        Costs         Expenses         Expenses        Premiums       Premiums        Income
----------     ----------    -------------    -------------    ------------    -----------    ----------
Insurance
  Segment

   1995        $3,459,308     $45,235,311          $ -          $14,302,613    $23,492,905    $6,035,307
               ==========     ===========          ====         ===========    ===========    ==========

   1994        $3,661,421     $40,954,783          $ -          $14,977,825    $27,141,639    $4,578,428
               ==========     ===========          ====         ===========    ===========    ==========

   1993        $3,705,759     $34,729,643          $ -          $15,024,979    $25,422,187    $4,553,349
               ==========     ===========          ====         ===========    ===========    ==========

                                               Amortization
                 Loss and Loss Adjustment       of Deferred    Paid Losses
Affiliation    Expenses Incurred Related to        Policy        and Loss
   with        ----------------------------     Acquisition     Adjustment     Premiums
Registrant     Current Year     Prior Years        Costs         Expenses       Written
----------     ------------     -----------    ------------    -----------    -----------
Insurance
  Segment

   1995         $7,115,371        $ -           $3,939,008      $2,478,063    $22,856,791
                ==========        ====          ==========      ==========    ===========

   1994         $8,209,992        $ -           $4,260,759      $1,920,682    $27,216,455
                ==========        ====          ==========      ==========    ===========

   1993         $7,623,178        $ -           $3,407,104      $6,426,842    $27,312,152
                ==========        ====          ==========      ==========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

DISCLOSURE:  None

                                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows for each director (a) his or her age, (b) the year in which the director first served as a director of the Company, (c) position with the Company and business experience during the past five years, including principal occupation, (d) his or her committee assignments, and (e) his or her other directorships. Each director is elected for a term of one year and until his or her successor shall be elected.

NAME                   AGE        DIRECTOR  POSITION WITH THE COMPANY AND
                                   SINCE    BUSINESS EXPERIENCE DURING LAST FIVE
                                            YEARS, INCLUDING OCCUPATION

HENRY W. NOZKO, SR.     76          1951    Chairman of the Board, President and
(1)                                         Chief Executive Officer of the
                                            Company.  Chairman of the Board and
                                            Director of United Coasts
                                            Corporation, United Coastal
                                            Insurance Company, ACSTAR Holdings,
                                            Inc. and ACSTAR Insurance Company.
                                            Co-Chief Executive Officer of United
                                            Coasts Corporation and United
                                            Coastal Insurance Company.

HENRY W. NOZKO, JR.     49          1971    Executive Vice President, Chief
(1)                                         Operating Officer, and Treasurer of
                                            the Company.  Member of the Audit
                                            Committee.  President, Co-Chief
                                            Executive Officer and Treasurer of
                                            United Coasts Corporation and United
                                            Coastal Insurance Company.
                                            President and Treasurer of ACSTAR
                                            Holdings, Inc. and ACSTAR Insurance
                                            Company.  Member, Boards of
                                            Directors of United Coasts
                                            Corporation, United Coastal
                                            Insurance Company, ACSTAR Holdings,
                                            Inc., ACSTAR Insurance Company and
                                            Three D Departments, Inc.

VICTORIA C. NOZKO       77          1982    Housewife during past five years.
(1)                                         Member of the Audit Committee.

JOHN C. CREASY          76          1987    Retired Chief Executive Officer of
                                            Danbury Hospital, Member, Boards of
                                            United Coasts Corporation and United
                                            Coastal Insurance Company.  Member
                                            of the Compensation Committee and
                                            Audit Committee.

MICHAEL J. SULLIVAN     51          1993    Business Manager, Financial
                                            Secretary/Treasurer of Sheet Metal
                                            Workers' Local Union No. 20;
                                            General Secretary-Treasurer of Sheet
                                            Metal Workers' International
                                            Association.

(1) Mr. Henry W. Nozko, Sr. and Mrs. Victoria C. Nozko are husband and wife and Mr. Henry W. Nozko, Jr. is their son.

Executive Officers of the Registrant:

The following are the Company's Executive Officers, their age, and offices held. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected.

NAME                                   AGE          OFFICES HELD
----                                   ---          ------------

Henry W. Nozko, Sr.                    76           President, Chief
                                                    Executive Officer,
                                                    Director and
                                                    Chairman of the
                                                    Board since 1951.

Henry W. Nozko, Jr.                    49           Executive Vice
                                                    President since
                                                    1982. Treasurer
                                                    since 1973. Director
                                                    since 1971, and
                                                    Chief Operating
                                                    Officer since 1985.

Robert H. Frazer                       49           Vice President since
                                                    1982. Secretary
                                                    since 1992. General
                                                    Counsel since 1977.

Michael P. Cifone                      37           Vice President-
                                                    Finance since 1990.
                                                    Corporate Controller
                                                    since 1989.

ITEM 11. EXECUTIVE COMPENSATION

Directors who are not employees of the Company are paid an annual fee of $4,000.

The following table provides certain summary information regarding compensation of the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company for the periods indicated.

                                                               ANNUAL                           LONG-TERM
                                                           COMPENSATION (A)               COMPENSATION (B)              ALL OTHER
                                                                                                                        COMPENSATION
                                                                                                                        (C)
NAME AND PRINCIPAL
POSITION                                YEAR         SALARY                BONUS              CLASS A          COMMON
                                                                                              OPTIONS          OPTIONS

Henry W. Nozko, Sr.                     1995         $407,875              $184,275              -                -         $ 9,876
Chairman, President                     1994         $390,000              $175,500           15,000           50,000       $ 9,506
and Chief Executive                     1993         $363,333              $195,000           15,000              -         $13,836
Officer

Henry W. Nozko, Jr.                     1995         $292,833              $132,300              -                -         $ 9,774
Executive Vice                          1994         $280,000              $126,000           15,000           50,000       $ 9,408
President and Chief                     1993         $260,000              $140,000           15,000              -         $13,743
Operating Officer

Robert H. Frazer, Esq.                  1995         $156,875              $ 70,875              -                -         $ 9,736
Vice President,                         1994         $150,000              $ 67,500           50,000              -         $ 9,371
Secretary and General                   1993         $140,000              $ 60,000           15,000              -         $11,299
Counsel

Michael P. Cifone                       1995         $104,583              $ 47,250              -                -         $ 9,608
Vice President-Finance                  1994         $100,000              $ 45,000           50,000              -         $ 9,272
                                        1993         $ 96,667              $ 50,000              -                -         $10,209



(A) Amounts shown include cash compensation earned and received by the executive officers. There are no other forms of non-cash compensation or other perquisites for any executive officer.

The Company has a Management Compensation Plan based upon earnings of the Company. As a guideline, the plan provides that participants may share in an incentive fund equal to 12% of pretax earnings, provided such pretax earnings amount to at least a 10% return on the Company's equity. However, both the participants and the amount of bonus are discretionary. In addition, the Company may offer separate incentives and commissions on an individual basis.

(B) Options were granted for ACMAT Class A Stock and Common Stock.

(C) The amounts shown in this column represent contributions made by the Company to the Company's Thrift, Profit Sharing and Retirement Plan ("Plan"). The Plan provides that all nonunion employees employed on a full time or part time salaried basis are eligible to participate on the first day of January or July after twelve consecutive months of employment. The Company contributes amounts, as determined by the Board of Directors, to be allocated among the participants according to a formula based upon the employee's years of service and compensation. A participant becomes vested at the rate of 20% per year commencing after two years of service.

The following table provides information on options during 1995 by the named Executive Officers and the value of their unexercised options at December 31, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END 1995 OPTION VALUES

                                                            Number of
                                                           Unexercised    Value of Unexercised
                                                            Options at    In-the-Money Options
                                                           12/31/95 (1)      at 12/31/95 (2)
                                                           ------------   --------------------

                                Shares Acquired   Value
Name                              on Exercise    Realized    Exercisable     Exercisable
----                            ---------------  --------    -----------     -----------
Henry W. Nozko, Sr.
       - ACMAT Class A Stock Options    -          -           55,000          $347,500
       - ACMAT Common Stock Options     -          -           50,000           262,500
       - UCC Stock Options              -          -           25,000           143,750

Henry W. Nozko, Jr.
       - ACMAT Class A Stock Options    -          -           55,000           347,500
       _ ACMAT Common Stock Options     -          -           50,000           262,500
       - UCC Stock Options              -          -           25,000           143,750

Robert H. Frazer
       - ACMAT Class A Stock Options    -          -           80,000           435,000
       - UCC Stock Option               -          -           25,000           143,750

Michael P. Cifone
       - ACMAT Class A Stock Options    -          -           65,000           330,000


(1) Represents the number of options held at year end. All options were exercisable at December 31, 1995 and no options were exercised in 1995.

(2) Represents the total gain which would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 26, 1996, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                            PERCENTAGE     PERCENTAGE
                         CLASS     NUMBER OF SHARES          OF CLASS       OF TOTAL
BENEFICIAL OWNER       OF STOCK   BENEFICIALLY OWNED (1)  OUTSTANDING (%) VOTING POWER (13)
----------------       ---------  ----------------------  --------------- -----------------

Henry W. Nozko, Sr.      Common     456,000 (2)(5)             68.09            51.92
                         Class A     55,000 (2)(4)              2.46
Henry W. Nozko, Jr.      Common     189,274 (2)(3)(5)          27.66            22.82
                         Class A    179,824 (2)(3)(4)           8.04
Victoria C. Nozko        Class A     29,000                     1.33              .34
John C. Creasy           Common       3,300                      .52              .68
                         Class A     25,000 (6)                 1.13
Michael J. Sullivan      Class A     15,000 (7)                  .68              .18
Sheet Metal Workers'
 National Pension Fund   Class A  1,500,000 (8)                40.73            14.96
AIG                      Class A  1,099,997 (9)                35.11            11.61
Franklin Resources, Inc. Class A    495,000 (10)               22.68             5.81
First Manhattan Co.      Class A    304,950 (11)               13.97             3.58
Investment Counselor of
  Maryland, Inc.         Class A    190,000 (12)                8.71             2.23
All Directors and
 Officers (7 persons)
 as a Group              Common      658,574                   89.68            71.64
                         Class A     450,474                   18.18

(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.

(2) Does not include 14,260 shares of Common Stock nor 16,060 shares of Class A Stock held of record by ACMAT's qualified Thrift, Profit Sharing & Retirement Plan, of which Messrs. Nozko, Sr. and Nozko, Jr. are trustees. Address is 233 Main Street, New Britain, Connecticut 06050-2350.

(3) Does not include 21,200 shares of Class A Stock and 5,500 shares of Common Stock held by Mr. Nozko, Jr. as custodian for his minor children nor 2,800 shares of Class A Stock and 2,750 shares of Common Stock held by his wife, Gloria C. Nozko.

(4)        Includes options to purchase 55,000 shares of Class A Stock.

(5)        Includes options to purchase 50,000 shares of Common Stock.

(6)        Includes options to purchase 25,000 shares of Class A Stock.

(7)        Includes options to purchase 15,000 shares of Class A Stock.

(8) Assumes the full conversion of $16,500,000 principal amount of 11.5% Convertible Note into 1,500,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.

(9) Includes an assumption that the full conversion of 10.5% Convertible Senior Notes held by AIG Life Insurance Company ($3,166,667) and American International Life Assurance Company of New York ($6,333,333) into 950,000 shares of Class A Stock. The address of each such noteholder is One Chase Manhattan Place, New York, New York 10005.

(10) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404

(11)       Address of First Manhattan Co. is 437 Madison Avenue, New York, NY
           10022.

(12) Address of Investment Counselor's of Maryland, Inc. is 803 Cathedral Street, Baltimore, Maryland 21201.

(13) Based upon one vote for each share of Company Common Stock and one-tenth vote for each share of Class A Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Sheet Metal Workers' National Pension Fund

The Pension Fund has the right to convert indebtedness of ACMAT to the Pension Fund in the principal amount of $16,500,000 into shares of Class A Stock at the current conversion price of $11.00 per share pursuant to the terms of a 30-year unsecured, $16,500,000 subordinated debenture dated July 1, 1992 and bearing interest at the annual rate of 11.5%.

Henry W. Nozko, Sr., Henry W. Nozko, Jr. and the Pension Fund are parties to a voting agreement pursuant to which the parties have agreed to vote their respective shares of Class A Stock in favor of the Pension Fund's nominees to the ACMAT Board of Directors. Michael J. Sullivan, a director of ACMAT, currently serves as the Business Manager and Financial Secretary/Treasurer of the Sheet Metal Workers' Local Union No. 20 and as First General Vice President of the Sheetmetal Workers' International Association.

AIG Life Insurance Company

On July 18, 1989, the Company issued $15,000,000 in principal amount of 10.5% Convertible Senior Notes due June 30, 1999 to AIG Life Insurance Company and its affiliate, American International Life Assurance Company of New York. These Notes are convertible at any time into shares of Class A Stock at a current conversion price of $10.00 per share, subject to adjustment in certain events. At December 31, 1995, the Company had reserved 950,000 shares of Class A Stock for issuance pursuant to such conversion rights, which shares may be deemed beneficially owned by AIG Life Insurance Company and American International Life Assurance Company of New York. American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded $470,000 in reinsurance premiums in the year ended December 31, 1995.

Other Relationships

During the year ended December 31, 1995, the Company paid to Dr. Arthur Cosmas $135,800 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  1. Consolidated Financial Statements

                     Included in Part II of this Report:

                     Independent Auditors' Report
                     Consolidated Statements of Earnings for the years
                        ended December 31, 1995, 1994 and 1993
                     Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
                     Consolidated Statements of Cash Flows for the years ended
                        December 31, 1995, 1994 and 1993

                     Notes to Consolidated Financial Statements - December 31,
                        1995, 1994 and 1993

                  2. Financial Statement Schedules

                     None.

                     Consolidated Schedules included in Part II of this Report-
                       Years ended December 31, 1995, 1994 and 1993:

                          I -  Condensed Financial Information of Registrant
                         II -  Valuation and Qualifying Accounts and Reserves

                          V - Supplemental Information Concerning Property-Casualty Insurance Operations

                       All other schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

             (b)  Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the fourth quarter of 1995.

             (c)  Exhibits

                  (3) Certificate Amending and Restating the Company's Bylaws as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1989 is incorporated herein by reference.

                 (3a) Certificate Amending and Restating the Company's Certificate of Incorporation as amended May 1, 1991 as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1991 is incorporated by reference.

                  (4) Note Purchase Agreements between ACMAT Corporation and AIG Life Insurance Company and American International Life Assurance Company of New York dated July 18, 1989 regarding 10 1/2% Convertible Senior notes due June 30, 1999 filed as Exhibits to the Company's Form 10-Q for the Quarter ended June 30, 1989 are incorporated by reference.

                 (4a) Promissory Note between ACMAT Corporation and The Bank of Boston Connecticut is attached hereto as Exhibit 4(a).

                 (4b) Promissory Note between ACMAT Corporation and The Manufacturers Life Insurance Company filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1990 are incorporated by reference.

                 (4c) Open-end Mortgage Deed and Security Agreement between ACMAT Corporation and The Manufacturers Life Insurance Company filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1990 are incorporated by reference.

                 (4d) Loan Agreement dated as of June 30, 1994 between ACMAT Corporation and Shawmut Bank Connecticut, N.A. filed as an Exhibit to the Company's Amendment No. 1 to Form S-1 dated July 13, 1994 is incorporated by reference.

                (10a) Annual Management Compensation Plan filed as an Exhibit to the Company's 1984 Form 10-K is incorporated herein by reference.

                (10b) Stock Purchase Agreement dated as of July 1, 1992 between ACMAT Corporation and the Sheet Metal Workers' National Pension Fund together with Note Agreement Re:
                         $16,500,000 11 1/2% Convertible Subordinated Notes due 2012 filed as Exhibit 10g to the Company's Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                (21)     Subsidiaries of ACMAT.

                (27)     Financial Data Schedule.

                (28) Information from Reports Furnished to State Insurance Regulatory Authorities. Schedule P of the Annual Statements of Acstar Insurance Company and United Coastal Insurance Company for 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACMAT CORPORATION

Dated:  March 25, 1996                     By:/s/ Henry W. Nozko, Sr.
                                              ---------------------------
                                           Henry W. Nozko, Sr., President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   Chairman of the Board,
                                   President, Chief Executive
/s/ Henry W. Nozko, Sr.            Officer and Director           March 25, 1996
-------------------------
Henry W. Nozko, Sr.



                                   Chief Operating Officer,
                                   Executive Vice President
/s/ Henry W. Nozko, Jr.            Treasurer and Director         March 25, 1996
-------------------------
Henry W. Nozko, Jr.

                                   Vice President - Finance
                                   (Principal Financial and
/s/ Michael P. Cifone              Accounting Officer)            March 25, 1996
-------------------------
Michael P. Cifone

/s/ Victoria C. Nozko              Director                       March 25, 1996
-------------------------
Victoria C. Nozko

/s/ John C. Creasy                 Director                       March 25, 1996
-------------------------
John C. Creasy

                                INDEX TO EXHIBITS

Regulation S-K Exhibit                                   Page Number
----------------------                                   -----------

Exhibit 3      - Bylaws                                       Incorporated by Reference

Exhibit 3a     - Certificate of Incorporation
                 as amended May 1, 1991                       Incorporated by Reference

Exhibit 4      - Note Purchase Agreements                     Incorporated by Reference

Exhibit 4a     - Promissory Note between ACMAT                Page 61
                 and Bank of Boston Connecticut

Exhibit 4b     - Promissory Note between ACMAT                Incorporated by Reference
                 and The Manufacturers Life
                 Insurance Company

Exhibit 4c     - Open-end Mortgage Deed/Security              Incorporated by Reference
                 Agreement between ACMAT and The
                 Manufacturers Life Insurance Co.

Exhibit 4d     - Loan Agreement between ACMAT and             Incorporated by Reference
                 Shawmut Bank

Exhibit 10a    - Annual Management                            Incorporated by Reference
                 Compensation Plan

Exhibit 10b    - Stock Purchase and Note Agreement            Incorporated by Reference
                 between ACMAT Corporation
                 and The Sheet Metal Workers'
                 National Pension Fund

Exhibit 21     - Subsidiaries of ACMAT                        Page 67

Exhibit 27     - Financial Data Schedule                      Page 68

Exhibit 28     - Information from Reports                     Page 69
                 Furnished to State Insurance
                 Regulatory Authorities