Form 10-Q
period 1996-03-31
ACMAT CORP
filed 1996-05-13
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 1996

                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from        to

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
                                             Yes   X    No
                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares outstanding
Title of Class                               at April 30, 1996
- --------------                               ------------------
Common Stock                                       634,340
Class A Stock                                    2,232,585

                           TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION                                    PAGE
                                                                 ----
  Item 1.  Financial Statements
           Consolidated Balance Sheets                             3
           Consolidated Statements of Earnings                     4
           Consolidates Statements of Stockholders' Equity         5
           Consolidated Statements of Cash Flows                   6
           Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9

Part II  OTHER INFORMATION

  Item 3.  Legal Proceedings                                      13

  Item 6.  Exhibits and Reports on Form 8-K                       13

  Signatures                                                      14

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                                      March 31,            December 31,
Assets                                                                  1996                   1995
- ------                                                                ---------            ------------
     Investments:
        Fixed maturities-available for
            sale, at market (Cost of
            $123,618,913 in 1996 and
            $121,612,706 in 1995)                                   $123,993,476            122,387,491
        Equity securities, at market value
              (Cost $5,262 in 1996 and
              $20,000 in 1995)                                             5,262                 20,000
        Limited partnership investment, at
              market value (Cost $1,108,995 in 1996
              and $1,120,354 in 1995)                                  1,806,762              1,641,763
        Short-term investments, at cost which
              approximates market                                     11,058,431              8,359,047
                                                                    ------------            -----------
              Total investments                                      136,863,931            132,408,301

     Cash and cash equivalents                                         3,417,271              5,120,375
     Accrued interest receivable                                       2,215,558              2,230,988
     Reinsurance recoverable                                           3,942,899              3,872,099
     Receivables, net                                                 10,379,749              9,022,434
     Federal income tax recoverable                                            -                233,572
     Prepaid expenses                                                    250,120                178,965
     Deferred income taxes                                             1,986,794              1,971,148
     Property & equipment, net                                        13,883,156             13,987,256
     Deferred policy acquisition costs                                 3,623,280              3,459,308
     Other assets                                                      3,672,053              3,869,028
     Intangibles, net                                                  3,967,101              4,048,764
                                                                    ------------            -----------
                                                                    $184,201,912            180,402,238
                                                                    ============            ===========

     Liabilities & Stockholders' Equity

     Notes payable to banks                                         $ 16,200,000              7,500,000
     Accounts payable                                                  2,098,339              2,189,645
     Reserves for losses and loss
        adjustment expenses                                           45,928,421             45,235,311
     Unearned premiums                                                14,873,786             14,302,613
     Cash collateral held                                             17,054,794             17,767,955
     Accrued liabilities                                               1,947,312              1,861,815
     Income taxes                                                        154,892                      -
     Long-term debt                                                   39,140,204             40,127,590
                                                                    ------------            -----------
              Total liabilities                                      137,397,748            128,984,929

     Minority interests                                               14,118,797             13,830,050

     Stockholders' Equity:
        Common Stock (No Par Value; 3,500,000 shares
              Authorized; 634,340 and 642,464
              Shares Issued and Outstanding)                             634,340                642,464
        Class A Stock (No Par Value; 10,000,000
              Shares Authorized; 2,232,585 and
              2,665,836 shares Issued and Outstanding)                 2,232,585              2,665,836
        Additional paid-in capital                                             -              1,921,100
        Retained earnings                                             29,188,725             31,601,383
        Net unrealized loss on securities                                629,717                756,476
                                                                    ------------            -----------
        Total stockholders' equity                                    32,685,367             37,587,259
                                                                    ------------            -----------
                                                                    $184,201,912            180,402,238
                                                                    ============            ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1995

                                                           1996          1995
                                                       -----------     ---------
     Earned premiums                                   $ 4,644,032     5,702,614
     Contract revenues                                   1,986,682     2,720,521
     Investment income, net                              1,649,027     1,376,886
     Net realized capital losses                            (7,788)         (120)
     Other income                                          187,020       165,934
                                                       -----------     ---------
                                                         8,458,973     9,965,835
                                                       -----------     ---------
     Cost of contract revenues                           1,906,875     2,529,468
     Losses and loss adjustment expenses                 1,393,210     1,710,784
     Amortization of policy acquisition costs              674,256     1,088,831
     Selling, general and administrative expenses        1,319,921     1,366,390
     Interest expense                                    1,232,383     1,210,835
                                                       -----------     ---------
                                                         6,526,645     7,906,308
                                                       -----------     ---------

     Earnings before income taxes and minority
         interests                                       1,932,328     2,059,527

     Income taxes

       Federal                                             447,460       481,985
       State                                                35,000        40,000
                                                       -----------     ---------
                                                           482,460       521,985
                                                       -----------     ---------

     Earnings before minority interests                  1,449,868     1,537,542

     Minority interests                                   (309,754)     (334,117)
                                                       -----------     ---------

     Net earnings                                      $ 1,140,114     1,203,425
                                                       ===========     =========

     Net earnings per share and share equivalent               .34           .30

     Net earnings per share - assuming full dilution           .28             -


     Weighted average shares outstanding                 3,400,691     3,965,165

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common      Class A                                   Net
                                        stock       stock        Additional                   unrealized
                                        par         par          paid-in        Retained      gains           Total
                                        value       value        capital        earnings      (losses)        stockholders'
                                        ------      -------      ----------     --------      on securities   equity
                                                                                              -------------   -------------
  Balance as of December 31, 1994       $652,920    $3,313,067  $ 9,358,948     $26,251,103   $(1,571,103)    $38,004,935

   Acquisition and Retirement of
    1,106 Shares of Common Stock          (1,106)       --          (15,484)        --            --              (16,590)

   Acquisition and Retirement of
    88,500 Shares of Class A Stock         --          (88,500)    (747,750)        --            --             (836,250)

   Net Unrealized Appreciation of
    Debt and Equity Securities             --           --           --             --          1,209,872       1,209,872

   Net Earnings                            --           --           --           1,203,425       --            1,203,425
                                        --------    ----------  -----------     -----------   -----------     -----------



 Balance as of March 31, 1995           $651,814    $3,224,567  $ 8,595,714     $27,454,528   $  (361,231)    $39,565,392
                                        ========    ==========  ===========     ===========   ===========     ===========


 Balance as of December 31, 1995        $642,464    $2,665,836  $ 1,921,100     $31,601,383   $   756,476     $37,587,259

   Acquisition and Retirement of
    8,124 Shares of Common Stock          (8,124)       --          (63,925)        (63,000)      --             (135,049)

   Acquisition and Retirement of
    483,250 Shares of Class A Stock        --         (483,250)  (2,307,166)     (3,489,772)      --           (6,280,188)



   Issuance of 49,999 Shares of            --           49,999      449,991         --            --              499,990
    Class A Stock

   Net Unrealized Losses on Debt           --           --           --             --           (126,759)       (126,759)
    and Equity Securities

   Net Earnings                            --           --           --           1,140,114       --            1,140,114
                                        --------    ----------  -----------     -----------   -----------     -----------

 Balance as of March 31, 1996           $634,340    $2,232,585  $    --         $29,188,725   $   629,717     $32,685,367
                                        ========    ==========  ===========     ===========   ===========     ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995

                                                              1996           1995
                                                         ------------      ---------
Cash flows from operating activities:
        Net earnings                                     $  1,140,114      1,203,425
        Adjustments to reconcile net earnings to
         net cash provided by operating activities:
          Depreciation and amortization                       504,163        591,295
          Minority interests                                  309,754        334,117
          Net realized capital losses                           7,788            120
          Changes in:
              Accrued interest receivable                      15,430       (247,089)
              Reinsurance recoverable                         (70,800)       612,577
              Receivables, net                             (1,357,315)     1,082,359
              Deferred policy acquisition costs              (163,972)       137,139
              Prepaid expenses and other assets               107,613       (363,780)
              Accounts payable and accrued liabilities         (5,809)      (262,657)
              Cash collateral held                           (713,161)     5,882,729
              Reserves for losses and loss
                adjustment expenses                           693,110        849,223
              Income taxes, net                               448,930        280,056
              Unearned premiums                               571,173       (807,566)
                                                         ------------      ---------
                Net cash provided by operating
                  activities                                1,487,018      9,291,948
                                                         ------------      ---------

     Cash flows from investing activities:
       Proceeds from investments sold or matured:
              Fixed maturities-sold                         1,305,893        130,802
              Fixed maturities-matured                     10,636,500     17,848,750
              Equity securities                                  --             --
       Purchases of:
              Fixed maturities                            (14,194,921)   (24,090,180)
              Equity securities                                (5,262)          --
        Limited Partnership Investment adjustment              11,360           --
        Short-term investments, net                        (2,699,384)    (3,403,800)
        Capital expenditures                                  (41,675)       (54,120)
                                                         ------------      ---------

            Net cash used for investing activities         (4,987,489)    (9,568,548)
                                                         ------------      ---------

     Cash flows from financing activities:
        Borrowings under lines of credit                    8,700,000           --
        Repayments on long-term debt                         (487,396)      (852,055)
        Payments for acquisition & retirement
         of stock                                          (6,415,237)      (852,840)
                                                         ------------      ---------

            Net cash provided by (used for)
              financing activities                          1,797,367     (1,704,895)
                                                         ------------      ---------

     Net decrease in cash and cash equivalents             (1,703,104)    (1,981,495)

     Cash and cash equivalents at beginning of period       5,120,375      5,471,148
                                                         ------------      ---------

     Cash and cash equivalents at end of period          $  3,417,271      3,489,653
                                                         ============      =========

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2) Earnings Per Share and Share Equivalent

The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,400,691 and 3,965,165 for 1996 and 1995, respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeded the exercise price of the option.

Earnings per share - assuming full dilution was determined on the assumptions that the convertible notes for 1996 were converted and the options were exercised at the beginning of the period. As to the debentures, net earnings were adjusted for the interest expense, net of its tax effect. As to the options, outstanding shares were increased as described above, except that purchases were assumed to have been made at the period-end price of the shares as it was higher than the average price during the period. Earnings per share - assuming full dilution was not presented for 1995 because the effect was not material.

(3) Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 1996 and 1995 was $33,530 and $241,928, respectively, and interest paid for the three months ended March 31, 1996 and 1995 was $680,501 and $736,236, respectively.

On March 29, 1996, the Company issued 49,999 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(4) Application of New Accounting Standards

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The adoption of this statement did not have any effect on results of operations, financial condition or liquidity as no adjustments were required.

Also, effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards are measured at the grant date based upon estimated fair value, using option pricing models. The Company has selected the alternative method which provides for pro forma disclosure in the footnotes to the year-end financial statements only.

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,140,114 for the three months ended March 31, 1996 compared to $1,203,425 for the same period a year ago. The decrease in net earnings for the quarter ended March 31, 1996 reflects a decrease in earned premiums and contract revenues partially offset by an increase in interest income.

Earned Premiums

Earned premiums for the three months ended March 31, 1996 decreased to $4,644,032 compared to $5,702,614 for the same period in 1995. The decrease in earned premiums is a result of some insurance policies issued with policy durations in excess of twelve months. Net written premiums were $5,165,081 for the three months ended March 31, 1996 compared to $5,102,114 for the three months ended March 31, 1995. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues were $1,986,682 for the three-month period ended March 31, 1996 compared to $2,720,521 for the same period in 1995. During the past several years, the Company has focused on fewer more profitable projects. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. However, since the backlog at March 31, 1996 was lower than the backlog a year ago, the Company expects contract revenues to be lower in 1996.

Investment Income, Net

Net investment income increased to $1,649,027 for the three-month period ended March 31, 1996 compared to $1,376,886 for the same period in 1995, representing effective yields of 4.75% and 4.27%, respectively. The increase in investment income in 1996 over 1995 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets as well as an increase in the total invested assets. Invested assets, including cash, were $140,281,205 and $137,528,676 at March 31, 1996 and December 31, 1995,
respectively. The increase in invested assets is attributable to the net cash flow generated by written premiums and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Losses

Realized capital losses from the sale of investments in the three-month period ended March 31, 1996 were $7,788 compared to realized capital losses of $120 for the same period in 1995.

Costs of Contract Revenues

Costs of contract revenues decreased to $1,906,875 for the three-month period ended March 31, 1996 compared to $2,529,468 for the same period in 1995. The decrease in costs of contract revenues reflects the decrease in contract revenues. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog was approximately $3,400,000 at March 31, 1996 compared to $7,700,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,393,210 for the three-month period ended March 31, 1996 compared to $1,710,784 for the same period in 1995. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums from 1996 to

1995 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate costs of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $674,256 for the three-month period ended March 31, 1996 as compared to $1,088,831 for the same period in 1995. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,319,921 for the three-month period ended March 31, 1996 compared to $1,366,390 for the same period in 1995. The decrease in the selling, general and administrative expenses during 1996 is due primarily to a decrease in salary expense.

Interest Expense

Interest expense increased to $1,232,383 for the three-month period ended March 31, 1996 compared to $1,210,835 for the same period in 1995. The increase in interest expense in 1996 is due primarily to the increase in short-term borrowings offset in part by the repayment of long-term debt.

Income Taxes

Income tax expense was $482,460 for the three-month period ended March 31, 1996 compared to $521,985 for the same period in 1995, representing effective Federal tax rates of 23.2% and 23.4%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 1996 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") was 30.0% for the three-month periods ended March 31, 1996 and 1995. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 44.5% and 41.0% for the three-month period ended March 31, 1996 and 1995, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 74.5% and 71.0% for the three-month period ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1996, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred to acquire and capitalize its insurance subsidiaries. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

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

The Company realized cash flow from operations of $1,487,018 for the three-month period ended March 31, 1996 compared to $9,291,948 for the same period in 1995. Net cash flows provided by operations in 1996 were derived principally from premium collections offset in part by cash collateral returned.

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

Net cash used for investing activities in the first quarter of 1996 amounted to $4,987,489 compared to net cash used for investing activities of $9,568,548 for the same period in 1995.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 1996, except for the limitation on the reacquisition of shares which exceeded the Available Fund at March 31, 1996. The Company does not consider this a significant event of default and has received a waiver from the note holders.

The Company maintains two short-term unsecured bank credit line totalling $17.5 million to fund interim cash requirements. There was $16,200,000 outstanding under these lines of credit as of March 31, 1996.

During the three-month period ended March 31, 1996, the Company purchased, in the open market and privately negotiated transactions, 8,124 shares of its Common Stock at an average price of $16.62. The Company also repurchased, in the open market and privately negotiated transactions, 483,250 shares of its Class A Stock at an average price of $13.00 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from its two insurance holding companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay are limited to approximately $6,600,000 in 1996.

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

Item 3 - Legal Proceedings

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

On May 2, 1996, ACMAT entered into a Stipulation of Settlement with counsel to shareholders of United Coasts which will allow for a proposed merger of United Coasts into ACMAT. Under the terms of the merger, the United Coasts' shareholders would receive one share of ACMAT Class A Stock for each one and one-half shares of United Coasts shares, adjusted to reflect any counsel fees payable to the shareholders' counsel. The merger is subject to several conditions, including shareholder and court approval.

The Company has, together with many other defendants, been named as a defendant in approximately 140 actions brought in Connecticut state courts by injured individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

Item 6 -  Exhibits and Reports on Form 8-K

   a.  Exhibits - None
       -27. Financial Data Schedule

   b.  Report on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACMAT CORPORATION


Date:  May 13, 1996                /S/  Henry W. Nozko, Sr.
                                   ---------------------------------------------
                                   Henry W. Nozko, Sr., President and Chairman

Date:  May 13, 1996                /S/ Henry W. Nozko, Jr.
                                   ---------------------------------------------
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer