Form 10-Q
period 1996-06-30
ACMAT CORP
filed 1996-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from        to
                                   ------


Commission file number  0-6234
                        ------


                           ACMAT CORPORATION
- --------------------------------------------------------------------------------
      Connecticut                               06-0682460
- ------------------------           ------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)


                 233 Main Street, New Britain, Connecticut 06050-2350
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number including area code:                (860) 229-9000
                                                                  --------------


                                   NONE
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                                             Yes  X   No
                                                 ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares outstanding
Title of Class                               at July 31, 1996
- --------------                               ----------------
  Common Stock                                     634,340
  Class A Stock                                  2,582,585

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

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                          June 30,         December 31,
Assets                                                      1996               1995
- ------                                                      ----               ----
Investments:
    Fixed maturities-available for sale,
        at market
        (Cost of 120,180,404 in 1996 and
        121,612,706 in 1995)                            $120,324,844       122,387,491
    Equity securities, at market value
        (Cost $255,262 in 1996 and
        $20,000 in 1995)                                     289,062            20,000
    Limited partnership investment, at
        market value (Cost $1,108,995 in 1996
        and $1,120,354 in 1995)                            1,776,755         1,641,763
    Short-term investments, at cost which
        approximates market                               15,082,321         8,359,047
                                                        ------------       -----------
        Total investments                                137,472,982       132,408,301
Cash                                                       5,976,949         5,120,375
Accrued interest receivable                                2,294,206         2,230,988
Reinsurance recoverable                                    3,666,685         3,872,099
Receivables, net                                          10,736,998         9,022,434
Federal income tax recoverable                                    --           233,572
Prepaid expenses                                             216,389           178,965
Deferred income taxes                                      2,049,420         1,971,148
Property & equipment, net                                 13,771,895        13,987,256
Deferred policy acquisition costs                          3,432,968         3,459,308
Other assets                                               3,342,422         3,869,028
Intangibles, net                                           3,885,438         4,048,764
                                                        ------------       -----------
                                                        $186,846,352       180,402,238
                                                        ============       ===========

Liabilities & Stockholders' Equity
- ----------------------------------

Notes payable to banks                                  $ 12,700,000         7,500,000
Accounts payable                                           2,101,835         2,189,645
Reserves for losses and loss
    adjustment expenses                                   46,737,736        45,235,311
Unearned premiums                                         14,310,177        14,302,613
Collateral held                                           19,407,150        17,767,955
Accrued liabilities                                        1,855,128         1,861,815
Income taxes                                                 173,016                --
Long-term debt                                            37,750,034        40,127,590
                                                        ------------       -----------
         Total liabilities                               135,035,076       128,984,929

Minority interests                                        14,429,609        13,830,050

Stockholders' Equity:
    Common Stock (No Par Value; 3,500,000 Shares
         Authorized; 634,340 and 642,464
         Shares Issued and Outstanding)                      634,340           642,464
    Class A Stock (No Par Value; 10,000,000
         Shares Authorized; 2,582,585 and
         2,665,836 Shares Issued and Outstanding)          2,582,585         2,665,836
    Additional paid-in capital                                    --         1,921,100
    Retained earnings                                     33,669,056        31,601,383
    Net unrealized gain on securities                        495,686           756,476
                                                        ------------       -----------
    Total stockholders' equity                            37,381,667        37,587,259
                                                        ------------       -----------
                                                        $186,846,352       180,402,238
                                                        ============       ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                Three months ended,                  Six months ended,
                                                     June 30,                            June 30,
                                                     --------                            --------
                                              1996               1995             1996              1995
                                              ----               ----             ----              ----
Earned premiums                           $ 5,663,800         6,345,619        10,307,832        12,048,233
Contract revenues                           2,703,736         3,021,427         4,690,418         5,741,948
Investment income, net                      1,577,588         1,562,565         3,226,615         2,939,451
Net realized capital gains (losses)            12,400            (7,580)            4,612            (7,700)
Other income                                  125,803           205,442           312,823           371,376
                                          -----------        ----------        ----------        ----------
                                           10,083,327        11,127,473        18,542,300        21,093,308
                                          -----------        ----------        ----------        ----------


Losses and loss adjustment
  expenses                                  1,699,139         1,953,231         3,092,349         3,664,015
Amortization of policy
  acquisition costs                         1,014,681           980,699         1,688,937         2,069,530
Cost of contract revenues                   2,461,358         2,922,516         4,368,233         5,451,984
Selling, general and
  administrative expenses                   1,387,932         1,546,914         2,707,853         2,913,304
Interest expense                            1,310,915         1,201,738         2,543,298         2,412,573
                                          -----------        ----------        ----------        ----------
                                            7,874,025         8,605,098        14,400,670        16,511,406
                                          -----------        ----------        ----------        ----------

Earnings before income taxes and
  minority interests                        2,209,302         2,522,375         4,141,630         4,581,902

Income taxes
  Federal                                     517,830           685,725           965,290         1,167,710
  State                                        35,000            30,000            70,000            70,000
                                          -----------        ----------        ----------        ----------
                                              552,830           715,725         1,035,290         1,237,710
                                          -----------        ----------        ----------        ----------

Earnings before minority
  interests                                 1,656,472         1,806,650         3,106,340         3,344,192

Minority interests                           (326,141)         (357,681)         (635,895)         (691,798)
                                          -----------        ----------        ----------        ----------

Net earnings                              $ 1,330,331         1,448,969         2,470,445         2,652,394
                                          ===========        ==========        ==========        ==========


Net earnings per share and
  equivalent share                        $       .44               .38               .77               .69

Net earnings per share -
  assuming full dilution                          .33               .31               .60               .56



Weighted average shares
 outstanding                                3,053,044         3,776,797         3,226,468         3,871,366


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                         Net
                                         Common        Class A                                         unrealized
                                         stock         stock             Additional                    gains           Total
                                         par           par               paid-in        Retained       (losses)        stockholders'
                                         value         value             capital        earnings       on securities   equity
                                         -----         -----             -------        --------       -------------   ------
Balance as of December 31, 1994          $652,920      $3,313,067        $ 9,358,948    $26,251,103    $(1,571,103)    $38,004,935

  Acquisition and retirement of
   2,746 Shares of Common Stock            (2,746)             --            (39,314)            --             --         (42,060)


  Acquisition and retirement of
   525,104 Shares of Class A Stock             --        (525,104)        (5,560,959)            --             --      (6,086,063)


  Issuance of 49,999 Shares
    of Class A Stock                           --          49,999            449,991             --             --         499,990

  Net Unrealized Appreciation of
  Equity Securities                            --              --                 --             --      2,193,627       2,193,627


  Net Earnings                                 --              --                 --      2,652,394             --       2,652,394
                                         --------      ----------        -----------      ---------    -----------     -----------

Balance as of June 30, 1995              $650,194      $2,837,962        $ 4,208,666      8,903,497    $   622,524     $37,222,823
                                         ========      ==========        ===========    ===========    ===========     ===========

Balance as of December 31, 1995          $642,464      $2,665,836        $ 1,921,100    $31,601,383    $   756,476     $37,587,259

  Acquisition and Retirement of
   8,124 Shares of Common Stock            (8,124)             --           (126,925)            --             --        (135,049)

  Acquisition and Retirement of
   483,250 Shares of Class A Stock             --        (483,250)        (5,394,166)      (402,772)            --      (6,280,188)

  Issuance of 399,999 Shares of                --         399,999          3,599,991             --             --       3,999,990
   Class A Stock

  Net Unrealized Losses on Debt
   and Equity Securities                       --              --                 --             --       (260,790)       (260,790)


  Net Earnings                                 --              --                 --      2,470,445             --       2,470,445
                                         --------      ----------        -----------      ---------    -----------     -----------

Balance as of June 30, 1996              $634,340      $2,582,585        $        --    $33,669,056    $   495,686     $37,381,667
                                         ========      ==========        ===========    ===========    ===========     ===========




See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995


                                                            1996                1995
                                                            ----                ----
Cash flows from operating activities:
    Net earnings                                        $  2,470,445          2,652,394
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                          944,705          1,135,136
      Minority interests                                     635,895            691,798
      Net realized capital (gains) losses                     (4,612)             7,700
      Changes in:
         Accrued interest receivable                         (63,218)            47,482
         Reinsurance recoverable                             205,414            322,091
      Receivables, net                                    (1,714,564)          (841,425)
         Deferred policy acquisition costs                    26,340             21,215
         Prepaid expenses and other assets                   452,768             22,561
         Accounts payable and accrued liabilities            (94,497)            37,599
         Collateral held                                   1,639,195          5,691,690
         Reserves for losses and loss
           adjustment expenses                             1,502,425          2,535,105
         Income taxes, net                                   481,383           (165,858)
         Unearned premiums                                     7,564            277,684
                                                        ------------        -----------
           Net cash provided by operating
             activities                                    6,489,243         12,435,172
                                                        ------------        -----------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
         Fixed maturities-sold                             4,370,628          7,016,843
         Fixed maturities-matured                         31,096,500         34,216,250
         Equity securities                                    20,000            614,340
    Purchases of:
         Fixed maturities                                (34,484,821)       (43,387,981)
         Equity securities                                  (255,262)                --
    Limited Partnership Investment Adjustment                 11,360                 --
    Short-term investments, net                           (6,723,274)        (6,181,293)
    Capital expenditures                                     (74,997)           (98,417)
                                                        ------------        -----------
       Net cash used for investing activities             (6,039,866)        (7,820,258)
                                                        ------------        -----------

Cash flows from financing activities:
    Borrowings under line of credit                        8,700,000            700,000
    Payments under line of credit                         (3,500,000)                --
    Repayments on long-term debt                            (877,566)        (1,204,578)
    Issuance of long-term debt                             2,500,000                 --
    Payments for subsidiary stock                                               (35,000)
    Payments for acquisition & retirement
     of stock                                             (6,415,237)        (6,128,123)
                                                        ------------        -----------
       Net cash provided by (used for)
         financing activities                                407,197         (6,667,701)
                                                        ------------        -----------

Net (decrease) increase in cash                              856,574         (2,052,787)

Cash at beginning of period                                5,120,375          5,471,148
                                                        ------------        -----------

Cash at end of period                                   $  5,976,949          3,418,361
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

(2) Earnings Per Share

The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,226,468 and 3,871,366 for 1996 and 1995, respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeded the exercise price of the option.

Earnings per share - assuming full dilution was determined on the assumptions that the convertible notes were converted and the options were exercised at the beginning of the period. As to the debentures, net earnings were adjusted for the interest expense, net of its tax effect. As to the options, outstanding shares were increased as described above, except that purchases were assumed to have been made at the period-end price of the shares as it was higher than the average price during the period.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 1996 and 1995 were $553,907 and $1,403,568 respectively, and interest paid for the six months ended June 30, 1996 and 1995 were $2,580,161 and $2,441,195, respectively.

During the first six months of 1996, the Company issued 399,999 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. On June 30, 1995, the holders of the 10.5% Convertible Senior Notes elected to convert the principal payment of $500,000 due on June 30, 1995 to 49,999 shares of Class A Stock. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Statements of Cash Flows.

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

Also, effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits disclosing in the financial statement footnotes the proforma impact to net earnings as if the value of stock-based compensation awards had been expensed. The value of awards are measured at the grant date based upon estimated fair value, using option pricing models. The Company has selected the alternative method which provides for pro forma disclosure in the footnotes to the year-end financial statements only.

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,330,331 for the three months ended June 30, 1996 compared to $1,448,969 for the same period a year ago. Net earnings for the six months ended June 30, 1996 were $2,470,445 compared to $2,652,394 for the six months ended June 30, 1995. The decrease in net earnings for the three and six-month periods is a result of a decrease in earned premiums and contract revenues partially offset by an increase in investment income.

Earned Premiums

Net written premiums were $5,306,302 for the three months ended June 30, 1996 compared to $7,461,509 for the three months ended June 30, 1995. Net written premiums for the six months ended June 30, 1996 were $10,471,383 compared to $12,563,623 for the six months ended June 30, 1995. Premiums earned for the three months ended June 30, 1996 were $5,663,800 as compared to $6,345,619 for the three months ended June 30, 1995. Premiums earned for the six months ended June 30, 1996 were $10,307,832 as compared to $12,048,233 for the six months ended June 30, 1995. The decrease in net written premiums and earned premiums for the three and six months ended June 30, 1996 compared to the same periods in 1995 is primarily due to a continuing soft insurance market place. Variances in net premiums written have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues decreased to $2,703,736 for the three-month period ended June 30, 1996 compared to $3,021,427 for the same period in 1995. Contract revenues decreased to $4,690,418 for the six-month period ended June 30, 1996 compared to $5,741,948 for the same period in 1995. During the past several years, the Company has focused on more profitable projects. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment Income, Net

Net investment income increased to $1,577,588 for the three-month period ended June 30, 1996 compared to $1,562,565 for the same period in 1995, representing effective yields of 4.45% and 4.71%, respectively. Net investment income was $3,226,615 for the six-month period ended June 30, 1996 compared to $2,939,451 for the same period in 1995, representing effective yields of 4.59% and 4.57%, respectively. The increase in investment income in 1996 over 1995 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets as well as an increase in total invested assets. Invested assets, including cash, were $143,449,931 and $137,528,676 at June 30, 1996 and December 31, 1995, respectively. The increase in invested assets is attributable to net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Gains

Realized capital gains were $12,400 for the three-month period ended June 30, 1996 compared to realized capital losses of $7,580 for the same period in 1995. Realized capital gains in the six-month period ended June 30, 1996 were $4,612 compared to realized capital losses of $7,700 for the same period in 1995.

Costs of Contract Revenues

Costs of contract revenues were $2,461,358 for the three-month period ended June 30, 1996 compared to $2,922,516 for the same period a year ago. Costs of contract revenues increased to $4,368,233 for the six-month period ended June 30, 1996 compared to $5,451,984 for the same period in 1995. Costs of construction revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog was approximately $6,230,000 at June 30, 1996 compared to $5,640,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,699,139 for the three-month period ended June 30, 1996 compared to $1,953,231 for the same period in 1995. Losses and loss adjustment expenses were $3,092,349 for the six months ended June 30, 1996 compared to $3,664,015 for the six months ended June 30, 1995. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums from 1995 to 1996 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $1,014,681 for the three-month period ended June 30, 1996 as compared to $980,699 for the same period in 1995. For the six months ended June 30, 1996, amortization of policy acquisition costs was $1,688,937 compared to $2,069,530 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's expense ratio increased to 42.7% in 1996 from 40.6% in 1995 due primarily to a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,387,932 for the three-month period ended June 30, 1996 compared to $1,546,914 for the same period in 1995. Selling, general and administrative expenses were $2,707,853 for the six-month period ended June 30, 1996 compared to $2,913,304 for the same period in 1995. The decrease in the selling, general and administrative expenses during the three and six-month periods ended June 30, 1996 is due primarily to a decrease in salary expense.

Interest Expense

Interest expense increased to $1,310,915 for the three-month period ended June 30, 1996 compared to $1,201,738 for the same period in 1995. Interest expense increased to $2,543,298 for the six-month period ended June 30, 1996 compared to $2,412,573 for the same period in 1995. The increase in interest expense for the three and six-month periods is due primarily to the increase in short-term borrowing, offset in part by the repayment of long-term debt.

Income Taxes

Income tax expense was $552,830 for the three-month period ended June 30, 1996 compared to $715,725 for the same period in 1995, representing effective Federal tax rates of 23.4% and 27.2%, respectively. Income tax expense was $1,035,290 for the six-month period ended June 30, 1996 compared to $1,237,710 for the same period in 1995, representing effective Federal tax rates of 23.3% and 25.5%, respectively. The Federal effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 1996 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 30.0% and 30.2 % for the six-month periods ended June 30, 1996 and 1995, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 42.7% and 40.6% for the six-month period ended June 30, 1996 and 1995, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 72.7% and 70.8% for the six-month period ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1996, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred to acquire and capitalize its insurance subsidiaries. ACMAT has also incurred negative working capital as a result of holding short-term debt related to stock repurchases.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance holding company subsidiaries, United Coasts and ACSTAR Holdings. ACMAT has recently utilized short-term borrowing to repurchase its stock. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance holding company subsidiaries to improve its working capital.

The Company realized cash flow from operations of $6,489,243 for the six-month period ended June 30, 1996, compared to $12,435,172 for the same period in 1995. Net cash flows provided by operations in 1996 were derived principally from premium collections and the receipt of collateral held.

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

Net cash used for investing activities in 1996 amounted to $6,039,866, compared to net cash used for investing activities of $7,820,258 for the same period in 1995.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 1996, except for the limitation on the reacquisition of shares which exceeded the Available Fund at June 30, 1996. The Company does not consider this a significant Event of Default and has received a waiver from the note holders.

The Company maintains two short-term unsecured bank credit lines totaling $17.5 million to fund interim cash requirements. There was $12,700,000 outstanding under this line of credit at June 30, 1996.

During the six-month period ended June 30, 1996, the Company purchased, on the open market and in privately negotiated transactions, 8,124 shares of its Common Stock at an average price of $16.62. The Company also purchased, in open market and privately negotiated transactions, 483,250 shares of its Class A Stock at an average price of $13.00 per share.

The Company's principal source of cash for repayment of long-term debt is borrowings from its two insurance holding companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $6,600,000 in 1996.

Regulatory Environment

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 1996 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

    a.  Exhibits - None

    b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACMAT CORPORATION


Date:  August 14, 1996             /s/ Henry W. Nozko, Sr.
                                   ---------------------------------------------
                                   Henry W. Nozko, Sr. President and Chairman


Date:  August 14, 1996             /s/ Henry W. Nozko, Jr.
                                   ---------------------------------------------
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer