Form 10-Q
period 1996-09-30
ACMAT CORP
filed 1996-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from  ___________ to


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

                             Yes   X    No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares outstanding
Title of Class                               at October 31, 1996
--------------                               -------------------
  Common Stock                                   602,807
  Class A Stock                                3,586,632

                                TABLE OF CONTENTS



                                                                 PAGE
Part I  FINANCIAL INFORMATION
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

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                          September 30,        December 31,
Assets                                                        1996                 1995
------                                                     ----------           ---------
Investments:
    Fixed maturities-available for sale,
        at market (Cost of 125,410,203 in 1996 and
        121,612,706 in 1995)                              $125,608,039         122,387,491
    Equity securities, at market value
        (Cost $255,262 in 1996 and
        $20,000 in 1995)                                       280,262              20,000
    Limited partnership investment, at
        market value (Cost $1,108,995 in 1996
        and $1,120,354 in 1995)                              1,539,365           1,641,763
    Short-term investments, at cost which
        approximates market                                 12,399,577           8,359,047
                                                          ------------        ------------
        Total investments                                  139,827,243         132,408,301
Cash                                                         7,161,060           5,120,375
Accrued interest receivable                                  1,808,462           2,230,988
Reinsurance recoverable                                      3,771,686           3,872,099
Receivables, net                                            10,187,806           9,022,434
Federal income tax recoverable                                     -               233,572
Prepaid expenses                                               363,595             178,965
Deferred income taxes                                        2,371,960           1,971,148
Property & equipment, net                                   13,679,272          13,987,256
Deferred policy acquisition costs                            3,311,606           3,459,308
Other assets                                                 3,339,320           3,869,028
Intangibles, net                                             3,594,591           4,048,764
                                                          ------------        ------------
                                                          $189,416,601         180,402,238
                                                          ============        ============

Liabilities & Stockholders' Equity

Notes payable to banks                                    $ 12,700,000           7,500,000
Accounts payable                                             2,148,360           2,189,645
Reserves for losses and loss
    adjustment expenses                                     47,958,737          45,235,311
Unearned premiums                                           13,747,193          14,302,613
Collateral held                                             20,969,173          17,767,955
Accrued liabilities                                          2,313,481           1,861,815
Income taxes                                                   359,534                 -
Long-term debt                                              36,752,205          40,127,590
                                                          ------------        ------------
         Total liabilities                                 136,948,683         128,984,929

Minority interests                                                 -            13,830,050

Stockholders' Equity:
    Common Stock (No Par Value; 3,500,000 Shares
         Authorized; 614,807 and 642,464
         Shares Issued and Outstanding)                        614,807             642,464
    Class A Stock (No Par Value; 10,000,000
         Shares Authorized; 3,727,283 and
         2,665,836 Shares Issued and Outstanding)            3,727,283           2,665,836
    Additional paid-in capital                              12,219,957           1,921,100
    Retained earnings                                       35,474,200          31,601,383
    Net unrealized gain on securities                          431,671             756,476
                                                          ------------        ------------
    Total stockholders' equity                              52,467,918          37,587,259
                                                          ------------        ------------
                                                          $189,416,601         180,402,238
                                                          ============        ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings


                                                    Three months ended,                      Nine months ended
                                                       September 30,                            September 30,
                                                    ------------------                        ---------------
                                               1996                   1995                1996                1995
                                               ----                   ----                ----                ----
Earned premiums                            $  5,192,105            6,190,342           15,499,937           18,238,575
Contract revenues                             2,702,168            3,280,366            7,392,586            9,022,314
Investment income, net                        1,619,391            1,531,607            4,846,006            4,471,058
Net realized capital gains (losses)               1,870              (20,179)               6,482              (27,879)
Other income                                    142,708              158,502              455,531              529,878
                                           ------------         ------------         ------------         ------------
                                              9,658,242           11,140,638           28,200,542           32,233,946
                                           ------------         ------------         ------------         ------------


Losses and loss adjustment
  expenses                                    1,560,632            1,847,000            4,652,981            5,511,015
Amortization of policy
  acquisition costs                             986,314            1,097,789            2,675,251            3,167,319
Cost of contract revenues                     2,300,926            2,990,986            6,669,159            8,442,970
Selling, general and
  administrative expenses                     1,390,840            1,539,128            4,098,693            4,452,432
Interest expense                              1,205,593            1,193,257            3,748,891            3,605,830
                                           ------------         ------------         ------------         ------------
                                              7,444,305            8,668,160           21,844,975           25,179,566
                                           ------------         ------------         ------------         ------------


Earnings before income taxes and
  minority interests                          2,213,937            2,472,478            6,355,567            7,054,380

Income taxes
  Federal                                       544,320              621,196            1,509,610            1,788,906
  State                                          15,000               35,000               85,000              105,000
                                           ------------         ------------         ------------         ------------
                                                559,320              656,196            1,594,610            1,893,906
                                           ------------         ------------         ------------         ------------

Earnings before minority
  interests                                   1,654,617            1,816,282            4,760,957            5,160,474

Minority interests                             (252,245)            (356,425)            (888,140)          (1,048,223)
                                           ------------         ------------         ------------         ------------

Net earnings                               $  1,402,372            1,459,857            3,872,817            4,112,251
                                           ============         ============         ============         ============


Net earnings per share and share
 equivalent                                $        .39                  .42                 1.16                 1.10

Net earnings per share -
 assuming full dilution                    $        .32                  .32                  .93                  .88

Weighted average shares
 outstanding                                  3,561,441            3,512,357            3,335,472            3,750,600

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Common              Class A
                                                    stock               stock             Additional
                                                     par                 par                paid-in             Retained
                                                    value               value               capital             earnings
                                                    -----               -----               -------             --------
Balance as of December 31, 1994                $    652,920         $  3,313,067         $  9,358,948         $ 26,251,103

  Acquisition and retirement of 5,456
   Shares of Common Stock                            (5,456)               ---                (80,579)               ---


  Acquisition and retirement of 627,116
   Shares of Class A Stock                            ---               (627,116)          (6,701,741)               ---


  Issuance of 99,998 Shares
    of Class A Stock                                  ---                 99,998              899,982                ---

  Net Unrealized Appreciation of Debt
    and Equity Securities                             ---                  ---                  ---                  ---


  Net Earnings                                        ---                  ---                  ---              4,112,251
                                               ------------         ------------         ------------         ------------


Balance as of September 30, 1995               $    647,464         $  2,785,949         $  3,476,610         $ 30,363,354
                                               ============         ============         ============         ============



Balance as of December 31, 1995                $    642,464         $  2,665,836         $  1,921,100         $ 31,601,383

  Acquisition and Retirement of 27,657
   Shares of Common Stock                           (27,657)               ---               (475,891)               ---


  Acquisition and Retirement of
   509,552 Shares of Class A Stock                    ---               (509,552)          (6,093,773)               ---

  Issuance of 449,999 Shares of
  Class A Stock                                       ---                449,999            4,049,991                ---

  Issuance of 10,000 Shares of
   Class A Stock pursuant to stock
   options                                            ---                 10,000               50,000                ---

  Issuance of 1,110,000 Shares of
   Class A Stock                                      ---              1,111,000           12,984,812                ---

  Net Unrealized Losses on Debt and
   Equity Securities, net of taxes                    ---                  ---                  ---                  ---

  Other                                               ---                  ---               (216,282)               ---

  Net Earnings                                        ---                  ---                  ---              3,872,817
                                               ------------         ------------         ------------         ------------


Balance as of September 30, 1996               $    614,807         $  3,727,283         $ 12,219,957         $ 35,474,200
                                               ============         ============         ============         ============



                                                      Net
                                                   unrealized
                                                     gains                  Total
                                                    (losses)           stockholders'
                                                  on securities            equity
                                                  -------------            ------
Balance as of December 31, 1994                   $ (1,571,103)        $ 38,004,935

  Acquisition and retirement of 5,456
   Shares of Common Stock                                ---                (86,035)


  Acquisition and retirement of 627,116
   Shares of Class A Stock                               ---             (7,328,857)


  Issuance of 99,998 Shares
    of Class A Stock                                     ---                999,980

  Net Unrealized Appreciation of Debt
    and Equity Securities, net of taxes              2,659,280            2,659,280


  Net Earnings                                           ---              4,112,251
                                                  ------------         ------------


Balance as of September 30, 1995                  $  1,088,177         $ 38,361,554
                                                  ============         ============



Balance as of December 31, 1995                   $    756,476         $ 37,587,259

  Acquisition and Retirement of 27,657
   Shares of Common Stock                                ---               (503,548)


  Acquisition and Retirement of
   509,552 Shares of Class A Stock                       ---             (6,603,325)

  Issuance of 449,999 Shares of
   Class A Stock                                         ---              4,499,990


  Issuance of 10,000 Shares of
   Class A Stock pursuant to stock
   options                                               ---                 60,000

  Issuance of 1,110,000 Shares of
   Class A Stock                                         ---             14,095,812

  Net Unrealized Losses on Debt and
   Equity Securities                                  (324,805)            (324,805)

  Other                                                  ---               (216,282)

  Net Earnings                                           ---              3,872,817
                                                  ------------         ------------


Balance as of September 30, 1996                  $    431,671         $ 52,467,918
                                                  ============         ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995


                                                              1996                 1995
                                                            --------              ------
Cash flows from operating activities:
    Net earnings                                         $  3,872,817            4,112,251
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                         1,352,181            1,658,991
      Minority interests                                      888,140            1,048,223
      Net realized capital (gains) losses                      (6,482)              27,879
      Changes in:
         Accrued interest receivable                          422,526             (316,679)
         Reinsurance recoverable                              100,413              622,037
         Receivables, net                                  (1,165,372)             260,225
         Deferred policy acquisition costs                    147,702              158,845
         Prepaid expenses and other assets                    290,457              (66,428)
         Accounts payable and accrued liabilities             410,381            1,051,837
         Collateral held                                    3,201,218            4,806,214
         Reserves for losses and loss
           adjustment expenses                              2,723,426            3,182,090
         Income taxes, net                                    560,438             (420,730)
         Unearned premiums                                   (555,420)            (903,193)
                                                         ------------         ------------
           Net cash provided by operating
             activities                                    12,242,425           15,221,562
                                                         ------------         ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
         Fixed maturities-sold                              9,850,087            8,788,372
         Fixed maturities-matured                          45,916,500           38,525,426
         Equity securities                                     20,000              614,340
    Purchases of:
         Fixed maturities                                 (60,174,802)         (60,773,475)
         Equity securities                                   (255,262)                 -
         Limited Partnership Investment                        11,360              (51,397)
    Short-term investments, net                            (4,040,530)           3,040,120
    Costs associated with merger of United Coasts            (280,522)                 -
    Capital expenditures                                     (126,386)            (136,341)
                                                         ------------         ------------

       Net cash used for investing activities              (9,079,555)          (9,992,955)
                                                         ------------         ------------

Cash flows from financing activities:
    Borrowings under line of credit                         8,700,000            1,700,000
    Payments under line of credit                          (3,500,000)                 -
    Payments on long-term debt                             (1,375,395)          (1,557,569)
    Issuance of long-term debt                              2,500,000                  -
    Issuance of Class A Stock                                  60,000                  -
    Payments for subsidiary stock                            (399,917)             (35,000)
    Payments for acquisition & retirement
     of stock                                              (7,106,873)          (7,414,892)
                                                         ------------         ------------

       Net cash used for financing activities              (1,122,185)          (7,307,461)
                                                         ------------         ------------

Net increase (decrease) in cash                             2,040,685           (2,078,854)

Cash at beginning of period                                 5,120,375            5,471,148
                                                         ------------         ------------

Cash at end of period                                    $  7,161,060            3,392,294
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

(2) Earnings Per Share

The earnings per share and share equivalent for the nine month periods were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding for the period and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeded the exercise price of the option.

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

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 1996 and 1995 was $1,034,172 and $2,314,635, respectively, and interest paid for the nine months ended September 30, 1996 and 1995 was $3,315,349 and $3,113,161, respectively.

During the first nine months of 1996 and 1995, the Company issued 449,999 and 99,998 shares, respectively, of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Statements of Cash Flows.

(4) Merger with United Coasts Corporation

Effective September 16, 1996, the Company completed the merger of United Coasts Corporation into ACMAT. United Coasts Corporation shareholders received one share of ACMAT Class A stock for each approximately 1.536 shares of United Coasts Corporation stock. As a result of the merger, ACMAT issued approximately 1,100,000 shares of its Class A stock amounting to a purchase price of approximately $14 million for the 16% minority interest in the insurance holding company subsidiary. As a result, United Coastal Insurance Company, formerly a subsidiary of United Coasts, has become a wholly-owned subsidiary of ACMAT and its affiliates. The merger is a non-cash transaction that is not reflected in the Statements of Cash Flows.

The merger of United Coasts into ACMAT has been accounted for by the purchase method and, accordingly, the purchase price was allocated to the net assets of United Coasts based on the fair value of the assets purchased and liabilities assumed on September 16, 1996.

The following table presents the pro forma results of operations as if the merger of United Coasts had been consummated at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the merger actually been made at the beginning of the periods presented, or of results which may occur in the future.

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                        ------------------------    -----------------------
                                           1996          1995          1996         1995
                                        ----------    ----------    ----------    ---------
Revenues                                $9,658,242    11,140,638    28,200,542    32,233,946
Net earnings                            $1,654,617     1,816,282     4,760,957     5,160,474
Net earnings per share and
  share equivalent                             .37           .39          1.08          1.06
Net earnings per share -- assuming
  full dilution                                .31           .32           .91           .89

(5) Application of New Accounting Standards

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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,402,372 for the three months ended September 30, 1996 compared to $1,459,857 for the same period a year ago. Net earnings for the nine months ended September 30, 1996 were $3,872,817 compared to $4,112,251 for the nine months ended September 30, 1995. The decrease in net earnings for the three and nine month periods is a result of a decrease in earned premiums and contract revenues partially offset by an increase in investment income.

Earned Premiums

Net written premiums were $4,538,447 for the three months ended September 30, 1996 compared to $5,237,706 for the three months ended September 30, 1995. Net written premiums for the nine months ended September 30, 1996 were $15,009,830 compared to $17,801,329 for the nine months ended September 30, 1995. Premiums earned for the three months ended September 30, 1996 were $5,192,105 as compared to $6,190,342 for the three months ended September 30, 1995. Premiums earned for the nine months ended September 30, 1996 were $15,499,937 as compared to $18,238,575 for the nine months ended September 30, 1995. The decrease in net written premiums and earned premiums for the three and nine-month periods ended September 30, 1996 compared to the same periods in 1995 is primarily due to a continuing soft insurance market place. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues decreased to $2,702,168 for the three-month period ended September 30, 1996 compared to $3,280,366 for the same period in 1995. Contract revenues decreased to $7,392,586 for the nine-month period ended September 30, 1996 compared to $9,022,314 for the same period in 1995. During the past several years, the Company has focused on more profitable projects. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment Income, Net

Net investment income was $1,619,391 for the three-month period ended September 30, 1996 compared to $1,531,607 for the same period in 1995, representing effective yields of 4.46% and 4.59%, respectively. Net investment income was $4,846,006 for the nine-month period ended September 30, 1996 compared to $4,471,058 for the same period in 1995, representing effective yields of 4.55% and 4.60%, respectively. The increase in investment income for 1996 over 1995 was due substantially to an increase in total invested assets. Invested assets, including cash, were $146,988,303 and $137,528,676 at September 30, 1996 and December 31, 1995, respectively. The increase in invested assets is attributable to net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the repayment of debt and the repurchase of stock.

Net Realized Capital Gains

Realized capital gains were $1,870 for the three-month period ended September 30, 1996 compared to realized capital losses of $20,179 for the same period in 1995. Realized capital gains in the nine-month period ended September 30, 1996 were $6,482 compared to realized capital losses of $27,879 for the same period in 1995.

Cost of Contract Revenues

Cost of contract revenues were $2,300,954 for the three-month period ended September 30, 1996 compared to $2,990,986 for the same period a year ago. Cost of contract revenues were $6,669,187 for the nine-month period ended September 30, 1996 compared to $8,442,970 for the same period in 1995. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog was approximately $5,800,000 at September 30, 1996 compared to $3,150,000 a year ago.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,560,632 for the three-month period ended September 30, 1996 compared to $1,847,000 for the same period in 1995. Losses and loss adjustment expenses were $4,652,981 for the nine months ended September 30, 1996 compared to $5,511,015 for the nine months ended September 30, 1995. The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 1996 are attributable to the decline in earned premiums from 1995 to 1996 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $986,314 for the three-month period ended September 30, 1996 as compared to $1,097,789 for the same period in 1995. For the nine months ended September 30, 1996, amortization of policy acquisition cost was $2,675,251 compared to $3,167,319 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's acquisition expense ratio increased to 42.9% in 1996 from 40.4% in 1995 due primarily to a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,390,840 for the three-month period ended September 30, 1996 compared to $1,539,128 for the same period in 1995. Selling, general and administrative expenses were $4,098,693 for the nine-month period ended September 30, 1996 compared to $4,452,432 for the same period in 1995. The decrease in the selling, general and administrative expenses during the three and nine-month periods ended September 30, 1996 is due primarily to a decrease in salary expense.

Interest Expense

Interest expense increased to $1,205,593 for the three-month period ended September 30, 1996 compared to $1,193,257 for the same period in 1995. Interest expense increased to $3,748,891 for the nine-month period ended September 30, 1996 compared to $3,605,830 for the same period in 1995.

Income Taxes

Income tax expense was $559,320 for the three-month period ended September 30, 1996 compared to $656,196 for the same period in 1995, representing effective tax rates of 25.3% and 26.5%, respectively. Income tax expense was $1,594,610 for the nine-month period ended September 30, 1996 compared to $1,893,906 for the same period in 1995, representing effective Federal tax rates of 25.1% and 26.8%, respectively. The effective tax rate for fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 1996 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") were 30.0% and 29.9% for the nine-month periods ended September 30, 1996 and 1995, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 42.9% and 40.4% for the nine-month period ended September 30, 1996 and 1995, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 72.9% and 70.3% for the nine-month period ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1996, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next 12 months.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance companies to improve its working capital. The Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt and stock repurchases.

The Company realized cash flow from operations of $12,242,425 for the nine-month period ended September 30, 1996, compared to $15,221,542 for the same period in 1995. Net cash flows provided by operations in 1996 were derived principally from premium collections and receipt of collateral held.

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

Net cash used for investing activities in 1996 amounted to $9,079,555, compared to net cash used for investing activities of $9,992,955 for the same period in 1995.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 1996, except for the limitation on the reacquisition of shares which exceeded the Available Fund at September 30, 1996. The Company does not consider this a significant event of default and expects to receive a waiver from the note holders.

The Company maintains two short-term unsecured bank credit lines totaling $17.5 million to fund interim cash requirements. There was $12,700,000 outstanding under these lines of credit at September 30, 1996.

During the nine-month period ended September 30, 1996, the Company purchased, on the open market and in privately negotiated transactions, 27,657 shares of its Common Stock at an average price of $18.21. The Company also purchased, in open market and privately negotiated transactions, 509,552 shares of its Class A Stock at an average price of $12.96 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from ACSTAR Holdings and United Coastal Insurance Company. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $6,600,000 in 1996.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 1996 was significantly above the level which might require regulatory action.

Part II - Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, July 11, 1996

      b. Directors elected at the meeting:

                                            Votes              Votes            Brokers
                                             For              Against           Non-Votes
         Henry Nozko, Sr.                   795,634             130                0
         Henry Nozko, Jr.                   795,584             180                0
         Victoria Nozko                     795,414             350                0
         John Creasy                        795,424             340                0
         Michael Sullivan                   795,144             620                0

      c.  Other matters voted upon:

                                                                                                 Brokers
                                             For              Against           Abstain          Non-Votes
         1. Appointment of Independent
             Auditors                       795,949           165                 50                0

Item 6 - Exhibits and Reports on Form 8-K

  a.  Exhibits -
         27. Financial Data Schedule

  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACMAT CORPORATION


Date:  November 14, 1996           /s/ Henry W. Nozko, Sr.
                                  ------------------------
                                  Henry W. Nozko, Sr., President and Chairman



Date:  November 14, 1996           /s/ Henry W. Nozko, Jr.
                                  ------------------------
                                  Henry W. Nozko, Jr., Executive Vice President Chief Operating Officer, and Treasurer