Form 10-K
period 1996-12-31
ACMAT CORP
filed 1997-03-31
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

            For the fiscal year ended     December 31, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from              to

            Commission file number      0 - 6234
                                   -------------

                                ACMAT CORPORATION
             (Exact name of registrant as specified in its charter)

       Connecticut                                       06-0682460
(State of incorporation)                    (I.R.S. Employer Identification No.)

      233 Main Street
      New Britain, Connecticut                           06050-2350
(Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code
                                 (860) 229-9000

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
                                          Common Stock, without par value
                                          Class A Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   XX     No

The aggregate market value as of March 7, 1997 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $41,461,268.

As of March 7, 1997 there were 598,357 shares of the registrant's Common Stock and 2,817,791 shares of registrant's Class A Stock, each without par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I
Item 1.  Business                                                         3
     General                                                              3
     Financial Information about Industry Segments                        3
     Description of Business Segments                                     3
      Insurance and Surety Bonding                                        3
           General                                                        3
           Liability Insurance                                            3
           Surety Bonding                                                 4
           Insurance Performance Ratios                                   5
           Underwriting                                                   5
           Reinsurance                                                    6
           Claims                                                         6
           Reserves for Losses and Loss Adjustment Expenses               6
           IRIS Ratios                                                    8
           A.M. Best Ratings                                              9
           Risk-Based Capital                                             9
      Construction Contracting                                            9
           General                                                        9
           Backlog                                                        9
           Materials                                                     10
           Contract Acquisition                                          10
           Warranty                                                      10
           Asbestos Abatement Operations                                 10
     Marketing                                                           11
     Competition                                                         11
     Regulation                                                          12
     Investments                                                         12
     Environmental Compliance                                            15
     Employees                                                           15

Item 2.  Properties                                                      15

Item 3.  Legal Proceedings                                               15

Item 4.  Submission of Matters to a Vote of Security Holders             15

                                    PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder matters                                     16

Item 6.  Selected Financial Data                                         16

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   17
         Reserves for Losses and Loss Adjustment Expenses                20
         Liquidity and Capital Resources                                 22
         Regulatory Environment                                          23

Item 8.  Financial Statements and Supplementary Data                     24

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             50

                                    PART III
Item 10. Directors and Executive Officers of the Registrant              51

Item 11. Executive Compensation                                          52

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           54

Item 13. Certain Relationships and Related Transactions                  55

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                     57

                                     PART I
                                ITEM 1. BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverages for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of general, professional, environmental and other liability insurance primarily to environmental contractors and specialty trade contractors and architects, engineers and other professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and others. Both United Coastal Insurance and ACSTAR Insurance are rated A (excellent) by The A.M. Best Co., Inc. ("A.M. Best"). In 1996, insurance operations accounted for over 70% of the Company's consolidated revenues.

The Company is also engaged in construction contracting which consists of interior contracting services involving the design and furnishing of building interiors and asbestos abatement services for commercial, industrial and institutional buildings.

Effective September 16, 1996, the Company completed the merger of United Coasts Corporation into ACMAT. United Coasts Corporation shareholders received one share of ACMAT Class A stock for each approximately 1.536 shares of United Coasts Corporation stock. As a result of the merger, ACMAT issued approximately 1,100,000 shares of its Class A stock amounting to a purchase price of approximately $14 million for the 16% minority interest in the insurance holding company subsidiary. As a result, United Coastal Insurance Company, formerly a subsidiary of United Coasts, became a wholly-owned subsidiary of ACMAT and its affiliates.

Financial Information about Industry Segments

Financial information relating to the two segments is set forth in Note 16 to the consolidated financial statements on page 39 of this document.

                            INSURANCE AND SURETY BONDING

General

The Company's insurance subsidiaries primarily provide liability insurance and surety bonding for general, specialty trade, environmental remediation, asbestos and lead abatement contractors and professional liability for architects, engineers, environmental consultants and others. The Company also provides products liability insurance for manufacturers and distributors. This highly specialized insurance market includes general liability, pollution liability, environmental consulting liability, hazardous waste storage and treatment pollution liability and other related liabilities. Fewer property and casualty insurers serve these markets due to the technical skills required in the underwriting process and the high degree and intensive amount of service required to tailor coverages to the special needs of policyholders and to provide timely responses to individual contract requirements.

Liability Insurance

The liability insurance lines of the Company, which consist primarily of contractor policies and professional liability policies, are discussed more fully below:

Contractors

  - General Liability - Policies are offered to general contractors and specialty trade contractors involved in plumbing, heating, electrical, framing, roofing, drilling, excavation, demolition, road work, and other contracting activities. Coverage is also offered for other specialized non-contractor general liability risks. Coverage is limited to third-party bodily injury and property damage arising out of covered operations. General liability insurance is offered on either a claims-made or occurrence basis.

- Contractor Pollution Liability - Policies are offered to contractors involved in hazardous waste remediation or cleanup, installation or removal of storage tanks, or the transportation of hazardous waste. Coverage is provided for third party-bodily injury or property damage liability caused by release of, or exposure to, pollutants as a result of contractors' operations. Contractors pollution liability insurance is offered on a claims-made basis.

- Asbestos and Lead Abatement Liability - Policies are offered to contractors involved in the removal or encapsulation of asbestos and/or lead containing materials from structures or their containment through appropriate encapsulation or repair. Coverage is provided for third-party bodily injury and property damage liability as a result of a release of asbestos or lead which arises out of the contractors' operations. Asbestos and lead abatement liability insurance is provided on either a claims-made or occurrence basis.

Professionals

- Architects and Engineers Professional Liability - Policies are offered to architects and engineers and consultants in the fields of architecture; civil, electrical, mechanical, structural and process engineering; construction/property management; design/build services; laboratory testing and surveying. Project professional liability policies are also offered for architect and engineer design teams and owner controlled wrap-ups. All policies are written on a claims-made basis.

- Environmental Asbestos and/or Lead Consultants Professional Liability - Policies are offered to consultants involved in providing services such as environmental assessments, design/build services, asbestos or lead consulting, remedial investigations and feasibility studies, and storage tank consulting. Coverage is provided for liability arising out of the acts, errors or omissions of a consultant in the performance of professional services. All professional liability coverages are written on a claims-made basis.

Owners and Lenders

- Hazardous Waste Storage and Treatment Pollution Liability - Policies are offered on a claims-made basis in response to the insurance requirements of the Environmental Protection Agency in connection with facilities subject to the Resource Conservation and Recovery Act of 1976 ("RCRA").

- Site Specific Pollution Liability - These policies cover pollution claims arising or emanating from a specific site and are provided on a claims-made basis. Comprehensive site evaluations are required prior to providing coverage for any site.

- Lenders Pollution Liability - Policies are offered to financial institutions for pollution occurring at property owned or controlled by the institution as a result of foreclosure or otherwise. Lender pollution liability coverage is offered on a claims-made basis.

Products Liability

- Products Liability - Policies are offered on a claims-made or occurrence basis to manufacturers for a variety of products including chemicals, fertilizers, pesticides, pollution control devices and storage tanks and other.

The Company customizes many of its insurance policies to suit the individual needs of its insureds. Combined policies insuring multiple exposures under one policy form and one combined policy limit are available.

Surety Bonding

Surety bonds are written for general, specialty trade, environmental, asbestos and lead abatement contractors. The Company also offers a wide variety of miscellaneous bonds. Most bonds are supported by various levels of collateral based upon the financial condition of the contractor.

The Company generally requires cash, liquid investments or irrevocable letters of credit to collateralize a portion or all of most bonds issued. In addition, the Company will only accept irrevocable letters of credit from financial institutions which have a rating of C "sound credit risk" or higher as determined by Thomson BankWatch, Inc.

However, no assurance can be made that such financial institutions will maintain their financial strength and, thus, that funds guaranteed under letters of credit will be available, if needed, to offset any potential future claims.

The Company provides the following types of bonds:

- Payment and performance bonds - Bonds are provided for general building and specialty trade contractors, environmental remediation and asbestos abatement contractors and consultants, lead abatement contractors and solid waste disposal contractors. A payment and performance bond guarantees satisfactory performance and completion of the contractor's work and payment of the contractor's debts and obligations relating to the performance of the contract covered by the bond.

- Closure and post-closure bonds - Bonds are provided for owners of solid and hazardous waste landfills as required to meet certain requirements under RCRA and remediation bonds in connection with the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Closure bonds usually guarantee that a property owner will restore property to a specified level or condition. Post-closure bonds guarantee cultivation and maintenance of a closed site.

- Supply bonds and other specialty bonds - Bonds are provided for contractors, manufacturers and other owners in their normal course of operations, usually to guaranty the supply of equipment and material.

- Miscellaneous surety, license, permit, self insurer, supersedeas and other bonds - Miscellaneous bonds are provided for applicants based on those requirements specified in the bond form and the applicant's financial strength.

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

                                               Year
                                         Ended December 31,
                                  --------------------------------
                                   1996         1995         1994
                                   ----         ----         ----
GAAP Ratios:
    Loss ratio                     30.0%        30.0%        30.0%
    Expense ratio                  43.5         41.4         39.6
                                  -----       ------       ------
    GAAP combined ratio            73.5         71.4         69.6
                                  -----       ------       ------
Statutory Ratios:
   Loss ratio                      30.5         30.5         30.3
   Expense ratio                   42.7         41.9         38.3
                                  -----       ------       ------
   Statutory combined ratio        73.2         72.4         68.6
                                  -----       ------       ------


The increase in the combined ratio over the past three years results primarily from the decline in premiums. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over forty-five years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience. Historically, the Company has issued policies and bonds to fewer than twenty-five percent of its applicants. Underwriting procedures for products liability insurance involve conducting an in-depth review of the product that is being manufactured or distributed. Such review involves examining an applicant's past record of recalls, claims history and litigation.

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

Reinsurance

The Company reinsures the excess limit on each insurance policy above $2 million up to $5 million for liability and reinsures $10 million of $15.8 million of individual bond limits offered by the Company through a treaty with two companies, Transatlantic Reinsurance Company, an affiliate of AIG Insurance, and United States Fidelity & Guaranty Company, each rated "A+" and "A", respectively, by A. M. Best. The Company has additional treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. To date, the Company's reinsurers have fulfilled their obligations under their reinsurance contracts with the Company. Facultative reinsurance is also used for current insureds seeking project specific excess insurance. In general, a reinsurance transaction takes place when an insurance company cedes all or a portion of its exposure to liability on insurance written or surety bonds issued to another insurer which assumes such exposure, as if the ceding insurer were itself purchasing insurance from the assuming insurer. Reinsurance does not legally discharge an insurance carrier from its primary liability to a policyholder for the face amount of coverage and, accordingly, the financial stability of the Company's reinsurers is an important factor in determining the Company's ultimate exposure to claims.

The availability and price of reinsurance fluctuates according to market conditions. In recent years, many reinsurers have withdrawn from the market or become insolvent. Depending on the availability and cost of reinsurance, the Company may, from time to time, elect to cede greater or lesser portions of its underwriting risk.

Claims

The Company directly handles substantially all claims of its insureds, except that independent claims adjusters and/or counsel selected for their experience and reputation in the locality of the claim are retained to conduct initial fact-finding investigations. All decisions respecting payment of claims are made by experienced employees of the Company.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 1996 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

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

                                            1996               1995              1994
                                            ----               ----              ----

Balance at January 1                   $ 45,235,311       $ 40,954,783       $34,729,643
 Less reinsurance recoverable             3,872,099          4,228,879         4,293,049
                                       ------------       ------------       -----------
Net balance at January 1                 41,363,212         36,725,904        30,436,594



Incurred related to:

      Current year                        7,137,183          8,015,877         8,209,992

      Prior years                        (1,167,203)          (900,506)             --
                                       ------------       ------------       -----------

Total incurred                            5,969,980          7,115,371         8,209,992

Payments related to:

      Current year                          153,514            111,989           284,736

      Prior years                         3,060,595          2,366,074         1,635,946
                                       ------------       ------------       -----------

Total Payments                            3,214,109          2,478,063         1,920,682


Net balance at December 31               44,119,083         41,363,212        36,725,904
 Plus reinsurance recoverable             3,841,001          3,872,099         4,228,879
                                       ------------       ------------       -----------
Balance at December 31                 $ 47,960,084       $ 45,235,311       $40,954,783
                                       ============       ============       ===========



The decrease in 1996 and 1995 of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. The continued increase in claim payments are primarily the result of payments relating to settlement of losses reserved in prior periods and are expected based on the continued development of the Company's insurance operations. There can be no assurance, however, that the Company's reserves will be sufficient to cover ultimate losses and loss adjustment expenses or that future adjustments to losses and loss adjustment expense reserves will not be required.

The Company has no exposure to any asbestos or environmental claims associated with general liability policies issued with the pre-1986 pollution exclusion. Policies written with the exclusion are typically associated with mass tort environmental and asbestos claims. The Company has never issued a policy with the pre-1986 pollution exclusion. The Company's exposure to asbestos and environmental liability claims is primarily limited to asbestos and environmental liability insurance for contractors and consultants involved in the remediation, removal, storage, treatment and/or disposal of environmental and asbestos hazards.

As of December 31, 1996, 1995 and 1994 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $59,968,945, $58,835,913 and $53,642,609, respectively. As of December 31, 1996, 1995 and
1994 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $47,960,084, $45,235,311 and $40,954,783, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

The following losses and loss adjustment expense reserve runoff table is for the combined insurance operations of the Company's insurance subsidiaries. ACSTAR Insurance operations began in 1988. The run-off table presents the reserve activity since the inception of United Coastal Insurance in 1985. The data for 1992 and prior periods are presented on a net basis in the reserve run-off table. Restatement of prior periods is not practicable.



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

                             1987     1988      1989      1990      1991      1992      1993      1994      1995     1996
                           -------   -------   -------  -------    ------   -------    ------    ------    -------   -----
                                                           (thousands)
Liability for unpaid
losses and loss adjustment
expenses                    6,178    11,528    15,626    21,378    26,234    29,240    30,437    36,726    41,363    44,119


Liability reestimated
as of:

 One year later             6,178    11,528    15,476    21,378    26,234    29,240    30,437    35,825    40,193
 Two years later            6,178    11,378    15,476    21,378    26,234    29,240    28,337    34,659
 Three years later          6,028    11,378    15,476    21,378    26,234    26,000    27,170
 Four years later           6,028    11,378    14,876    21,378    22,094    24,833
 Five years later           5,413    10,778    14,876    16,642    20,927
 Six years later            4,813    10,778     6,622    15,475
 Seven years later          4,813     2,924     5,455
 Eight years later            671     2,382
 Nine years later             671

Cumulative                  5,507     9,146    10,171     5,903     5,307     4,407     3,267     2,067     1,170
Redundancy
(deficiency):

Paid (cumulative) as of:

 One year later                81       759       565     1,357     3,216     6,142     1,560     2,361     3,067
 Two years later              581     1,026       743     4,067     8,699     7,574     3,655     4,582
 Three years later            588     1,070     2,140     8,954     9,576     8,603     5,022
 Four years later             588     1,178     3,460    10,233    10,488     9,554
 Five years later             671     2,349     3,924    10,554    10,816
 Six years later              671     2,355     4,010    10,858
 Seven years later            671     2,238     4,012
 Eight years later            671     2,354
 Nine years later             671

Gross liability - end of                                                               34,730    40,955    45,235    47,960
year
 Reinsurance recoverable                                                                4,293     4,229     3,872     3,841
                                                                                       ------    ------    ------    ------

Net liability - end of year                                                            30,437    36,726    41,363    44,119



In 1995, the Company changed its method of reporting estimated liabilities for claims-made policies which is reflected in the reserve run-off table. For calendar years 1994 and prior, reserves associated with claims-made policies were reported based on accident year basis consistent with the Company's treatment in Schedule P to the Company's Statutory Annual Statement. At the request of the Arizona Insurance Department, ("Department") the Company was required to change its method of reporting in Schedule P to the Annual Statement, reserve and payment data associated with claims-made policies to a report year basis versus an accident year basis in order to comply with the National Association of Insurance Commissioners ("NAIC") guidelines. The Company's prior treatment of claims- made loss data on an accident basis was approved by the Department during years prior to 1995. For its 1995 statutory filing, the Company restated loss data reported in Schedule P to comply with the Department's request. As a result of the change to Schedule P for claims-made policies, the Company has also changed the method for reporting claims-made loss payment data in the reserve run-off table to conform to a report year basis for claims- made policies. Occurrence policies were and continue to be reported on an accident year basis. The 1995 reestimated liabilities for each calendar year have been restated to reflect the new method of reporting.

Because of the change in reporting loss data for claims-made policies from an accident year basis to a report year basis, prior accident year reserves have been moved forward to fall within the report year resulting in no change to total reserve amounts or estimates. Management believes that the aggregate reserves for losses and loss adjustment expenses for all accident years are adequate.

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 1996, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value," except for the investment yield ratio for ACSTAR Insurance Company. The calculated investment yield was below the NAIC standard of 4.5% because of the Company's policy of investing in relatively short-term tax-exempt securities and ACSTAR Insurance Company's ownership of United Coastal Insurance Company which is not an income producing security.



A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 1996 Best letter ratings range from A++ (superior) to F (in liquidation).

Since 1994, United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1996 was significantly above the level which might require regulatory action.

                            CONSTRUCTION CONTRACTING

General

The Company provides a broad range of coordinated interior contracting services. The Company began to offer asbestos abatement services in the 1970's and the Company continues to be active in the asbestos abatement field. The Company installs interiors in office buildings, retail establishments, schools, colleges, churches, hospitals and other buildings. The Company's interior contracting is provided both in connection with new buildings and in connection with the remodeling and renovation of interiors of existing buildings usually under contracts with building owners and building occupants.

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

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 1996 and 1995:

                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Total Number of Contracts                           14                 16


Total unbilled contract amounts             $8,700,000         $3,600,000

                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Number of contracts with unbilled
amounts in excess of $400,000                        3                  3




Aggregate unbilled amount of
contracts in excess of $400,000             $8,200,000         $3,000,000



The Company estimates that approximately $6,000,000 of the December 31, 1996 backlog will be completed prior to December 31, 1997.

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

Warranty

Each project usually contains a one-year warranty or guaranty period, wherein the Company and its subcontractors warrant that the work is free from defects and was performed in accordance with the plans and specifications. Occasionally, the Company is required to make minor corrections or adjustments, but has never incurred any significant costs in connection with any such work.

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

The Company's insurance products are marketed in all 50 states primarily through several of the largest insurance brokers, including Johnson & Higgins, Marsh & McLennan, Willis Corroon, AON, Inc. and Sedgwick.

Construction Contracting

The Company markets its construction contracting services directly to building owners and building occupants. Project opportunities are brought to the attention of the Company through various sources such as F. W. Dodge Company, which publishes lists of projects available for bid, architects, owners, general contractors, or engineers who are familiar with the Company. The Company also depends upon repeat business and responses to the Company's advertising program which is intended to emphasize ACMAT's packaged interior renovation capability. ACMAT's sales force consists of its senior management and project managers, all of whom function as construction consultants and work closely with owners, tenants and architects.

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

Competition in the field of surety bonding is intense and many of the Company's competitors are larger and have greater surplus than the Company, thereby allowing them to provide bonds with higher limits than those which the Company is able to provide. The Company's principal competitors include the St. Paul Companies, Inc., Reliance Insurance Group, AIG and CNA. The Company's insurance subsidiaries hold primary and reinsurance certificates of authority as acceptable sureties on Federal bonds as do approximately 250 to 300 other surety companies. The certificates give the Company an advantage over companies which are not certified by the United States Treasury Department with respect to surety bonding on Federal projects in that such certification has become a standard with respect to both Federal and other bonds. Approximately one-half of the surety bonds written by the Company's subsidiaries are required to be provided by a Treasury listed company. With respect to other bonds, the Company faces competition from as many as 1,000 additional non-certified surety companies.

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

                                   REGULATION

The business of ACMAT's insurance subsidiaries is subject to comprehensive and detailed regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative authority which includes, but is not limited to, the power to regulate licenses, to transact business, trade practices, agent licensing, policy forms, claim practices, underwriting practices, reserve requirements, the form and content of required financial statements and the type and amounts of investments permitted. The insurance companies are required to file detailed annual reports with supervisory agencies in each of the jurisdictions in which they do business, and their operations and accounts are subject to examination by such agencies at regular intervals.


As a nonadmitted excess and surplus lines insurer, United Coastal Insurance is not subject to the comparatively more extensive state regulations to which ACSTAR Insurance is subject. The regulations and restrictions to which ACSTAR Insurance and United Coastal Insurance are subject include provisions intended to assure the solvency of ACSTAR Insurance and United Coastal Insurance and are primarily for the protection of policyholders and loss claimants rather than for the benefit of investors.

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 1996, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.8 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 1996, United Coastal Insurance paid $6,047,900 in dividends. At January 1, 1997, $4,301,000 is available for the payment of dividends by United Coastal Insurance in 1997 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 1996, ACSTAR paid $2,000,000 in dividends to ACSTAR Holdings. At January 1, 1997, approximately $2,710,000 is available for the payment of dividends by ACSTAR Insurance in 1997 without the prior approval of the Illinois Insurance Department.

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

Investment securities are classified as held to maturity, availablefor sale or trading. The Company currently classifies all investment securities as available for sale. Investment securities available for sale, are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes.

The Company invests primarily in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summaries the fixed maturity investments portfolio at December 31, 1996 and 1995 (dollars in thousands):

                                                           December 31,
                                                         --------------
                                                  1996                    1995
                                            ---------------          -----------------
                                                        Percent                Percent
                                                          of                     of
                                              Amount     Total       Amount     Total
                                              ------     -----       ------     -----
Fixed maturities available for sale (1):
      U.S. government and government
        agencies and authorities             $ 38,376     27.0%    $ 43,749     33.0%
      State and political subdivisions         55,135     38.9       78,238     59.1
      Industrial and Miscellaneous               --       --            400       .3
                                             --------    -----     --------    -----

Total fixed maturities available for sale      93,511     65.9      122,387     92.4
Equity securities (2)                              11     --             20       .1
Limited partnership investment (3)              1,439      1.0        1,642      1.2
Short-term investments                         46,969     33.1        8,359      6.3
                                             --------    -----     --------    -----
Total investments                            $141,930    100.0%    $132,408    100.0%
                                             ========    =====     ========    =====

------------------
(1)      Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $93,398,000 at December 31, 1996 and $121,613,000 at December 31, 1995.

(2)      Equity securities are carried at fair value. Total cost of equity securities was approximately $5,000 at December 31,1996 and $20,000 at December 31, 1995.

(3)      Limited partnership investments are carried at fair value. Total cost of the limited partnership investments was approximately $1,087,000 at December 31, 1996 and $1,120,000 at December 31, 1995.

The following table sets forth the maturities in the fixed maturity investment portfolio at December 31, 1996 and 1995 (dollars in thousands):

                                                      December 31,
                                      -----------------------------------------
                                             1996                  1995
                                      ------------------    -------------------
                                                 Percent                Percent
                                                   of                     of
                                       Amount     Total      Amount      Total
                                       ------     -----      ------      -----
Due in (1):
One year or less                      $41,559      44.4%    $ 66,127      54.0%
After one year through five years      51,231      54.8       54,480      44.5
After five years through ten years        372        .4        1,097        .9
After ten years                           349        .4          683        .6
                                      -------     -----     --------     -----
                                      $93,511     100.0%    $122,387     100.0%
                                      =======     =====     ========     =====


---------------------

      (1) Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1996, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 1996, 1995 and 1994 are shown in the following table (dollars in thousands):

                                     1996          1995         1994
                                     ----          ----         ----

          Invested assets (1)      $140,823     $132,513     $124,643

          Investment income (2)    $  6,536     $  6,036     $  4,637


          Average yield                 4.6%         4.6%         3.7%


(1) Average of the aggregate invested amounts at the beginning and end of the period including cash and cash equivalents.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

The yields reflect the Company's investment strategy of acquiring high quality tax-exempt securities with fixed effective maturities of approximately three years or less. The increase in investment income in 1996 over 1995 was due substantially to an increase in total invested assets. The increase in investment income in 1995 over 1994 was due substantially to higher yields on the portfolio as the result of higher interest rates as well as an increase in total invested assets. The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt and repurchase stock.

                              ENVIRONMENTAL COMPLIANCE

The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

                                     EMPLOYEES

As of December 31, 1996, the Company employed approximately 30 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

ITEM 2. PROPERTIES

The Company and its subsidiaries occupy a 7 story office building located at 233 Main Street, in New Britain, Connecticut. ACMAT leases approximately 40% of the building to unaffiliated tenants. The office building is suitable and adequate for ACMAT's current and future requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a few legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses or insurance coverages respecting those actions where the Company is a defendant and does not believe their settlement will materially affect the Company's operations or financial position.

The Company has, together with many other defendants, been named as a defendant in approximately 152 actions brought in Connecticut state courts by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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

                         1996                   1995

                    HIGH      LOW         HIGH          LOW
COMMON STOCK

  1st Quarter        16        15        16 1/4        13 1/2

  2nd Quarter        20        15        17            14 1/2

  3rd Quarter        18 7/8    17        16            15

  4th Quarter        20 1/2    18        17            15


CLASS A STOCK

  1st Quarter        13 3/4    12 1/2    11 5/8        9 3/16

  2nd Quarter        13        11 5/8    12 7/8        11 5/8

  3rd Quarter        13        11 1/2    12 3/4        11 3/4

  4th Quarter        14 3/4    12 1/2    13 1/4        11 5/8


No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 24, 1997, there were 310 Common Stock shareholders of record and 926 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                              1996            1995            1994            1993            1992
                              ----            ----            ----            ----            ----
Revenues                 $ 37,035,305    $ 41,857,398    $ 40,755,676    $ 40,193,622    $ 39,697,632
Total Assets              184,359,566     180,402,238     168,494,814     174,609,667     159,674,290
Long-Term Debt             35,807,419      40,127,590      43,405,266      49,832,463      51,396,504
Stockholders'  Equity      49,702,404      37,587,259      38,004,935      36,686,002      34,029,931

Net Earnings                5,293,111       5,350,280       4,839,861       3,909,117       2,826,870
Earnings Per Share (EPS)         1.49            1.46            1.17             .91             .65
Fully Diluted EPS                1.21            1.18              --              --              --


Note:  No cash dividends were paid during any of the periods above.

*Including cumulative effect of a change in accounting principle of $1,127,943 (26(cent) per share) in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
YEARS ENDED DECEMBER 31, 1996 AND 1995:

Earned Premiums

Earned premiums in 1996 were $19,899,936 compared to $23,492,905 in 1995. Net written premiums were $18,041,488 in 1996 compared to $22,856,791 in 1995. The decrease in earned premiums in 1996 reflects the 21% decrease in 1996 net written premiums over 1995 net written premiums. The Company has written fewer new accounts as a result of what is believed to be an inadequate pricing environment in the market. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues were $9,415,734 in 1996 compared to $11,614,632 in 1995. During the past several years, the Company has focused on fewer, more profitable projects. Construction revenue is difficult to predict in 1997 and depends greatly on the successful securement of contracts bid.

Investment Income, Net

Net investment income was $6,535,572 in 1996 compared to $6,062,883 in 1995, representing effective yields of 4.64% and 4.58%, respectively. The increase in investment income in 1996 over 1995 was due substantially to an increase in total invested assets. Invested assets, including cash and cash equivalents, were $144,117,159 and $137,528,676 at December 31, 1996 and 1995, respectively.
The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the purchase of stock and the repayment of debt.

Net Realized Capital Gains

Realized capital gains from the sale of investments during 1996 were $257,774 compared to realized capital gains of $7,897 in 1995. In December, 1996, the Company sold fixed maturity securities with a book value of approximately $34,000,000 resulting in a realized gain of approximately $204,000.

Cost of Contract Revenues

Cost of contract revenues were $8,396,344 in 1996 compared to $10,774,758 in 1995. The decrease in cost of contract revenues during 1996 compared to 1995 reflects the decrease in contract revenues. Cost of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The Company's construction backlog at December 31, 1996 was approximately $8,700,000 compared to $3,600,000 at December 31, 1995.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $5,969,980 in 1996 compared to $7,115,371 in 1995. The decreases in the losses and loss adjustment expenses are attributable to the decline in earned premiums from 1995 to 1996 without any fluctuations in the loss ratios. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $3,617,308 in 1996 as compared to $3,939,008 in 1995. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,610,176 in 1996 compared to $6,097,322 in 1995. The decrease in selling, general and administrative expenses from 1996 to 1995 reflects a decrease in salary expense.

Interest Expense

Interest expense has increased to $4,946,418 in 1996 from $4,810,578 in 1995. The increase in interest expense in 1996 is due primarily to the increase in short term borrowings offset, in part, by a decrease in long-term debt.

Income Taxes

Income tax expense was $2,313,828 in 1996 compared to $2,414,400 in 1995, representing effective Federal tax rates of 26.5% and 25.1%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

YEARS ENDED DECEMBER 31, 1995 AND 1994:

Earned Premiums

Earned premiums in 1995 were $23,492,905 compared to $27,141,639 in 1994. Net written premiums were $22,856,791 in 1995 compared to $27,216,453 in 1994. The decrease in earned premiums in 1995 reflects the 16% decrease in 1995 net written premiums over 1994 net written premiums. The Company has written fewer new accounts as a result of what is believed to be an inadequate pricing environment in the market. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,097,322 in 1995 compared to $6,964,686 in 1994. The decrease in selling, general and administrative expenses from 1995 to 1994 reflects a decrease in the bad debts expense and a decrease in the amortization of intangible assets. Amortization of intangible assets amounted to approximately $399,000 in 1995 and $747,000 in 1994 due to the expiration, in 1994, of certain covenants not to compete.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1996 are adequate to cover the unpaid portion of the ultimate net cost of losses and lost adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 30.0% for each of the years ended December 31, 1996, 1995 and 1994. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 43.5%, 41.4% and 39.6% for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 73.5%, 71.4% and 69.6% for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in the 1996 combined ratio results primarily from the decline in premiums.

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

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred by ACMAT to acquire and capitalize its insurance subsidiaries and to repurchase Company stock. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness. ACMAT has recently utilized short-term borrowings to repurchase its stock. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance subsidiaries to improve its working capital.

The Company realized cash flow from operations of $14,226,539 in 1996 compared to $19,312,412 in 1995 and $9,629,444 in 1994. Net cash flows provided by operations in 1996 were derived principally from premium collections and collateral held. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities amounted to $11,358,672 in 1996, $11,454,974 in 1995 and $4,535,375 in 1994. In December 1996, the Company sold fixed maturity securities with a book value of approximately $34,000,000 resulting in a realized gain of approximately $204,000.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividends prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at December 31, 1996, except for the limitation on the reacquisition of shares which exceeded the Available Fund at December 31, 1996. The Company has received a waiver to exceed this limitation at December 31, 1996.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There was $8,000,000 outstanding under this line of credit as of December 31, 1996. Effective June 30, 1994, this credit line was renewed and modified to include an additional $8,000,000, six-year, term loan which is repayable in quarterly installments commencing September 30, 1994. Portions of the proceeds of such term loan were applied to the repayment of intercompany debt and to the reduction of the Company's short-term credit line.

On November 7, 1995, the Company obtained a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expires on November 6, 1997. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period. There was $5,200,000 outstanding under this line of credit at December 31, 1996.

During 1996, the Company purchased, in the open market and privately negotiated transactions, 42,207 shares of its Common Stock at an average price of $18.81. The Company also repurchased, in open market and privately negotiated transactions, 872,975 shares of its Class A Stock at an average price of $13.24 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 1997, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $7,011,000.

In 1997, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be approximately $6,300,000 in 1997.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1996 was significantly above the level which might require regulatory action.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

         Independent Auditors' Report

         Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements - December 31, 1996, 1995 and 1994

         Consolidated Schedules included in Part II of this Report - Years ended December 31, 1996, 1995 and 1994:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





Hartford, Connecticut                                      KPMG Peat Marwick LLP
February 24, 1997

                         ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Earnings
Years Ended December 31, 1996, 1995 and 1994


                                                       1996             1995            1994
                                                       ----             ----            ----
Earned Premiums                                    $ 19,899,936      23,492,905      27,141,639
Contract Revenues                                     9,415,734      11,614,632       8,160,758
Investment Income, Net                                6,535,572       6,062,883       4,637,158
Net Realized Capital Gains (Losses)                     257,774           7,897         (34,238)
Other Income                                            926,289         679,081         850,359
                                                   ------------     -----------     -----------
                                                     37,035,305      41,857,398      40,755,676

Losses and Loss Adjustment Expenses                   5,969,980       7,115,371       8,209,992
Cost of Contract Revenues                             8,396,344      10,774,758       7,793,535
Amortization of Policy Acquisition Costs              3,617,308       3,939,008       4,260,759
Selling, General and Administrative Expense           5,610,176       6,097,322       6,964,686
Interest Expense                                      4,946,418       4,810,578       4,940,014
                                                   ------------     -----------     -----------
                                                     28,540,226      32,737,037      32,168,986
                                                   ------------     -----------     -----------

Earnings Before Income Taxes and Minority             8,495,079       9,120,361       8,586,690

Income Taxes                                          2,313,828       2,414,400       2,245,300
                                                   ------------     -----------     -----------

Earnings Before Minority Interest                     6,181,251       6,705,961       6,341,390

Minority Interest                                      (888,140)     (1,355,681)     (1,501,529)
                                                   ------------     -----------     -----------


Net Earnings                                       $  5,293,111       5,350,280       4,839,861
                                                   ============     ===========     ===========



Net Earnings Per Share and Share Equivalent        $       1.49            1.46            1.17
                                                   ------------     -----------     -----------

Net Earnings Per Share - Assuming Full Dilution    $       1.21            1.18            --
                                                   ------------     -----------     -----------

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1996 and 1995

Assets                                                                       1996               1995
------                                                                       ----               ----
Investments:
 Fixed Maturities - Available for Sale at Fair Value
  (Cost of $93,397,819 in 1996 and $121,612,706 in 1995)                 $ 93,511,048        122,387,491
 Equity Securities - Available for Sale at Fair Value
  (Cost of $5,262 in 1996 and $20,000 in 1995)                                 10,573             20,000
 Limited Partnership Investment, at Fair Value
  (Cost of $1,086,630 in 1996 and $1,120,354 in 1995)                       1,439,174          1,641,763
 Short-term Investments, at Cost Which Approximates Fair Value             46,969,137          8,359,047
                                                                         ------------        -----------
  Total Investments                                                       141,929,932        132,408,301

Cash and Cash Equivalents                                                   2,187,227          5,120,375
Accrued Interest Receivable                                                 1,567,761          2,230,988
Receivables, Net of Allowance for Doubtful Accounts of
 $322,406 in 1996 and $340,844 in 1995                                      8,381,590          9,022,434
Reinsurance Recoverable                                                     3,841,001          3,872,099
Income Tax Refund Receivable                                                     --              233,572
Prepaid Expenses                                                              206,562            178,965
Deferred Income Taxes                                                       2,285,883          1,971,148
Property and Equipment, Net                                                13,553,114         13,987,256
Deferred Policy Acquisition Costs                                           2,905,875          3,459,308
Other Assets                                                                3,951,946          3,869,028
Intangibles, Net                                                            3,548,675          4,048,764
                                                                         ------------        -----------
                                                                         $184,359,566        180,402,238
                                                                         ============        ===========
Liabilities & Stockholders' Equity
----------------------------------
Notes Payable to Banks                                                   $ 13,200,000          7,500,000
Accounts Payable                                                            1,873,611          2,189,645
Reserves for Losses and Loss Adjustment Expenses                           47,960,084         45,235,311
Unearned Premiums                                                          12,341,642         14,302,613
Collateral Held                                                            21,830,566         17,767,955
Other Accrued Liabilities                                                   1,404,821          1,861,815
Income Taxes                                                                  239,019               --
Long-term Debt                                                             35,807,419         40,127,590
                                                                         ------------        -----------
 Total Liabilities                                                        134,657,162        128,984,929

Minority Interest                                                                --           13,830,050

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares Authorized;
   600,257 and 642,464 Shares Issued and Outstanding)                         600,257            642,464
  Class A Stock (No Par Value; 10,000,000 Shares Authorized;
   3,488,860 and 2,665,836 Shares Issued and Outstanding)                   3,488,860          2,665,836
  Additional Paid-in Capital                                                8,407,877          1,921,100
  Retained Earnings                                                        36,894,494         31,601,383
  Unrealized Gain on Securities, Net of Deferred Taxes
        of $160,168 in 1996 and $389,685 in 1995                              310,916            756,476
                                                                         ------------        -----------
    Total Stockholders' Equity                                             49,702,404         37,587,259
                                                                         ------------        -----------


Commitments and Contingencies                                            $184,359,566        180,402,238
                                                                         ============        ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 1996, 1995 and 1994

                                                                                                       Net
                                                                                                    unrealized
                                          Common        Class A                                       gains
                                          stock          stock       Additional                      (losses)        Total
                                           par            par          paid-in       Retained           on        stockholders'
                                          value          value         capital       earnings       securities       equity
                                          -----          -----         -------       --------       ----------       ------
Balance as of December 31, 1993         $ 693,333      3,392,051      11,060,773     21,411,242       128,603      36,686,002

  Acquisition and retirement of
    40,413 shares of Common Stock       $ (40,413)          --          (447,343)          --            --          (487,756)
  Acquisition and retirement of
    478,484 shares of Class A Stock          --         (478,484)     (3,736,514)          --            --        (4,214,998)
  Issuance of 379,500 shares
    of Class A Stock                         --          379,500       2,620,500           --            --         3,000,000
  Issuance of 20,000 shares of
    Class A Stock pursuant to stock
    options                                  --           20,000         100,000           --            --           120,000
  Effect of adoption of FAS No. 115,
    net of taxes                             --             --              --             --         472,000         472,000
  Net unrealized losses on debt and
    equity securities                        --             --              --             --      (2,171,706)     (2,171,706)
  Deferred tax benefit on net
  unrealized losses on debt and equity
  securities                                 --             --              --             --         619,862         619,862
  Deferred tax valuation allowance           --             --              --             --        (619,862)       (619,862)
  Other                                      --             --          (238,468)          --            --          (238,468)
  Net earnings                               --             --              --        4,839,861          --         4,839,861
                                        ---------     ----------     -----------     ----------    ----------     -----------

Balance as of December 31, 1994         $ 652,920      3,313,067       9,358,948     26,251,103    (1,571,103)     38,004,935

  Acquisition and retirement of
    10,456 shares of Common Stock       $ (10,456)          --          (151,829)          --            --          (162,285)
  Acquisition and retirement of
    797,228 shares of Class A Stock          --         (797,228)     (8,635,992)          --            --        (9,433,220)
  Issuance of 149,997 shares
    of Class A Stock                         --          149,997       1,349,973           --            --         1,499,970
  Net unrealized appreciation of
    debt and equity securities               --             --              --             --       2,717,264       2,717,264
  Deferred taxes on net unrealized
    gains on debt and equity securities      --             --              --             --        (389,685)       (389,685)
  Net earnings                               --             --              --        5,350,280          --         5,350,280
                                        ---------     ----------     -----------     ----------    ----------     -----------

Balance as of December 31, 1995         $ 642,464      2,665,836       1,921,100     31,601,383       756,476      37,587,259

  Acquisition and retirement of
    42,207 shares of Common Stock       $ (42,207)          --          (751,865)          --            --          (794,072)
  Acquisition and retirement of
    872,975 shares of Class A Stock          --         (872,975)    (10,633,162)          --            --       (11,506,137)

Issuance of 499,999 Shares of
  Class A Stock                              --          499,999       4,499,991           --            --         4,999,990
Issuance of 85,000 Shares of Class A
  Stock pursuant to stock options            --           85,000         644,150           --            --           729,150
Issuance of 1,111,000 Shares of
  Class A Stock                              --        1,111,000      12,727,663           --            --        13,838,663
Net unrealized losses on debt and
    equity securities                        --             --              --             --        (675,077)       (675,077)
Deferred taxes on net unrealized
    gains on debt and equity securities      --             --              --             --         229,517         229,517
  Net earnings                               --             --              --        5,293,111          --         5,293,111
                                        ---------     ----------     -----------     ----------    ----------     -----------

Balance as of December 31, 1996         $ 600,257      3,488,860       8,407,877     36,894,494       310,916      49,702,404
                                        =========     ==========     ===========     ==========    ==========     ===========


See Notes to Consolidated Financial Statements.

                         ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995, 1994

                                                            1996             1995           1994
                                                            ----             ----           ----
Cash Flows From Operating Activities:
 Net Earnings                                          $   5,293,111       5,350,280       4,839,861
 Adjustments to Reconcile Net Earnings to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                            1,787,061       2,224,897       2,953,146
  Minority Interests                                         888,140       1,355,681       1,501,529
  Net Realized Capital (Gains) Losses                       (257,774)         (7,897)         34,238
  Changes In:
   Accrued Interest Receivable                               663,227        (340,162)       (204,588)
   Receivables, Net                                          640,844         458,133      (1,230,342)
   Reinsurance Recoverable                                    31,098         356,780          64,170
   Deferred Policy Acquisition Costs                         553,433         202,113          44,338
   Prepaid Expenses and Other Assets                        (183,343)       (693,741)       (184,745)
   Accounts Payable and Other Liabilities                   (773,028)         67,992        (114,872)
   Collateral Held                                         4,062,611       7,364,249      (4,811,215)
   Reserves for Losses and Loss Adjustment Expenses        2,724,773       4,280,528       6,225,140
   Income Taxes                                              757,357        (631,229)        559,938
   Unearned Premiums                                      (1,960,971)       (675,212)        (47,154)
                                                       -------------     -----------     -----------
    Net Cash Provided by Operating Activities             14,226,539      19,312,412       9,629,444
                                                       -------------     -----------     -----------

Cash Flows From Investing Activities:
 Proceeds From Investments Sold or Matured:
  Fixed Maturities - Sold                                 39,094,153      12,902,187      12,832,799
  Fixed Maturities - Matured                              61,896,825      42,485,000      27,569,700
  Equity Securities                                          298,568         614,340         925,272

Short-Term Investments                                    95,826,099      80,444,029      58,194,966

 Purchases Of:
  Fixed Maturities                                       (73,340,147)    (67,587,026)    (38,382,662)
  Equity Securities                                         (255,262)           --          (384,013)
  Limited Partnership Investment                              33,725         (23,092)        (49,836)
  Short-term Investments                                (134,436,189)    (80,077,020)    (61,455,475)
 Purchase of 9% interest in ACSTAR Holdings, Inc.               --              --        (3,000,000)
 Capital Expenditures                                       (140,838)       (213,392)       (786,126)
 Other                                                      (335,606)           --              --
                                                       -------------     -----------     -----------
   Net Cash Used for Investing Activities                (11,358,672)    (11,454,974)     (4,535,375)
                                                       -------------     -----------     -----------

Cash Flows From Financing Activities:
 Borrowings Under Line of Credit                           9,200,000       4,200,000       1,700,000
 Repayments Under Line of Credit                          (3,500,000)     (1,000,000)     (1,700,000)
 Repayments on Long-term Debt                             (1,820,181)     (1,777,706)    (14,427,197)
 Issuance of Long-term Debt                                2,500,000            --         8,000,000
 Issuance of Class A Stock                                   560,000            --         2,881,532
 Payments for Subsidiaries' Stock                           (440,625)        (35,000)        (41,250)
 Payments for Acquisition and Retirement of Stock        (12,300,209)     (9,595,505)     (4,702,754)
                                                       -------------     -----------     -----------
   Net Cash Used For Financing Activities                 (5,801,015)     (8,208,211)     (8,289,669)
                                                       -------------     -----------     -----------

Net Decrease in Cash and Cash Equivalents                 (2,933,148)       (350,773)     (3,195,600)

Cash and Cash Equivalents, Beginning of Year               5,120,375       5,471,148       8,666,748
                                                       -------------     -----------     -----------

Cash and Cash Equivalents, End of Year                 $   2,187,227       5,120,375       5,471,148
                                                       =============     ===========     ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Principles of Consolidation

            The consolidated financial statements include ACMAT Corporation ("ACMAT" or the "Company"), its subsidiaries, AMINS, Inc., Geremia Electric Co., ACMAT of Texas, Inc., ACSTAR Holdings, Inc. ("ACSTAR Holdings") and ACSTAR Holdings' wholly-owned subsidiary, ACSTAR Insurance Company ("ACSTAR"); and United Coastal Insurance Company ("United Coastal Insurance").

            These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the classifications in 1996.

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

            During 1996, 1995 and 1994, customers who individually accounted for more than 10% of consolidated construction contracting revenue for the respective years are as follows: 1996 - four customers provided 18%, 15%, 14% and 10%, respectively; in 1995 - three customers provided 28%, 24% and 18%, respectively; in 1994 - three customers provided 17%, 13% and 11%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

      (c)   Investments

            Investment securities are classified as held to maturity, available for sale or trading. The Company classifies all investment securities as available for sale. Investment securities available for sale are carried at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of stockholders' equity, net of estimated income taxes. Adjustments to minority interests are made as a result of unrealized gains and losses.

            Investment in limited partnership, which represents participation in a joint venture which invests primarily in small capitalization stocks traded on national market exchanges, is carried at fair value.

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

            Realized gains and losses are determined on a specific identification basis. The fair values of investment securities were based on quoted market prices.

            The Company continually evaluates its investment portfolio and establishes reserves for impairment in value deemed to be other than temporary.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (d)   Policy Acquisition Costs

            Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 1996, 1995 and 1994, deferrable costs capitalized were $3,063,875, $3,736,895 and 4,216,421, respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 1996, 1995 and 1994 was $3,617,308, $3,939,008 and
            $4,260,759, respectively.

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

      (i)   Reinsurance

            In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $5 million for liability and in excess of $1.5 million up to $15.8 million for surety bonds. Effective April 1, 1995, the Company secured additional treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one ot its excess of loss reinsurers.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $1,083,877 and $1,186,401 at December 31, 1996 and 1995, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts under the provisions of FAS No. 113. A summary of reinsurance premiums written and earned is provided below:

                   Premiums Written                               Premiums Earned
           --------------------------------------------   ----------------------------------------------
                1996            1995            1994            1996            1995             1994
                ----            ----            ----            ----            ----             ----
Direct     $ 17,954,271      22,810,600      26,307,031     $ 19,834,586      23,171,614      26,177,153
Assumed       1,516,988       1,427,542       2,509,377        1,470,043       1,582,138       2,480,330
Ceded        (1,429,771)     (1,381,351)     (1,599,953)      (1,404,693)     (1,260,847)     (1,515,844)
           ------------     -----------     -----------     ------------     -----------     -----------
Totals     $ 18,041,488      22,856,791      27,216,455     $ 19,899,936      23,492,905      27,141,639
           ============     ===========     ===========     ============     ===========     ===========


       Reinsurance recoveries on ceded paid losses and loss adjustment expenses totaled approximately $98,000 and $30,000 for the years ended December 31, 1996 and 1995, respectively. There were no reinsurance recoveries on ceded paid losses and loss adjustment expenses for the year ended December 31, 1994. Ceded incurred losses and loss adjustment expenses totaled $421,408 and $378,254 for the years ended December 31, 1996 and 1995, respectively.

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

   (m) Application of New Accounting Standards

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

       Also effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123", "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards are measured at the grant date based upon estimated fair value, using option pricing models. The Company has selected the alternative which provides for pro forma disclosure in the footnotes to the consolidated financial statements (See Note 13).

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   ACQUISITIONS

      Effective September 16, 1996, the Company completed the merger of United Coasts Corporation into ACMAT. United Coasts Corporation shareholders received one share of ACMAT Class A stock for each approximately 1.536 shares of United Coasts Corporation stock. As a result of the merger, ACMAT issued approximately 1,100,000 shares of its Class A stock amounting to a purchase price of approximately $14 million for the 16% minority interest in the insurance holding company subsidiary. As a result, United Coastal Insurance, formerly a subsidiary of United Coasts Corporation, has become a wholly-owned subsidiary of ACMAT and its affiliates. The merger is a non-cash transaction that is not reflected in the Statements of Cash Flow.

      The merger of United Coasts Corporation into ACMAT has been accounted for by the purchase method and, accordingly, the purchase price was allocated to the net assets of United Coasts Corporation based on the fair value of the assets purchased and liabilities assumed on September 16, 1996.

      The following table presents the unaudited pro forma results of operations as if the merger of United Coasts Corporation had been consummated at the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations that would have occurred had the merger actually been made at the beginning of the periods presented, or of results which may occur in the future.

                                                        1996              1995
                                                        ----              ----
Revenues                                         $   37,035,305        41,857,398

Net Earnings                                     $    6,181,251         6,705,961

Net earnings per share and share equivalent      $         1.42              1.41

Net earnings per share-assuming full dilution    $         1.20              1.18



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

                            ACMAT CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   INVESTMENTS

      Investments at December 31, 1996 and 1995 follows:

                                                        AMORTIZED      ESTIMATED      CARRYING
                                                           COST        FAIR VALUE       VALUE
                                                      ------------    -----------    -----------
1996
----
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivisions    $ 54,988,633     55,135,319     55,135,319
 United States Government and Government Agencies       38,409,186     38,375,729     38,375,729
                                                      ------------    -----------    -----------
  Total Fixed Maturities                                93,397,819     93,511,048     93,511,048
Equity Securities - Common Stocks:
 Banks, Trusts and Insurance                                 5,262         10,573         10,573
                                                      ------------    -----------    -----------
  Total Equity Securities                                    5,262         10,573         10,573
                                                      ------------    -----------    -----------
Limited Partnership Investment                           1,086,630      1,439,174      1,439,174
Short-Term Investments                                  46,969,137     46,969,137     46,969,137
                                                      ------------    -----------    -----------
  Total Investments                                   $141,458,848    141,929,932    141,929,932
                                                      ============    ===========    ===========

1995
----
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivision     $ 78,052,947     78,237,674     78,237,674
 United States Government and Government Agencies       43,156,415     43,749,435     43,749,435
 Industrial and Miscellaneous                              403,344        400,382        400,382
                                                      ------------    -----------    -----------
   Total Fixed Maturities                              121,612,706    122,387,491    122,387,491
                                                      ------------    -----------    -----------
Equity Securities - Common Stocks:
  Industrial and Miscellaneous                              20,000         20,000         20,000
                                                      ------------    -----------    -----------
    Total Equity Securities                                 20,000         20,000         20,000
                                                      ------------    -----------    -----------
Limited Partnership Investment                           1,120,354      1,641,763      1,641,763
Short-Term Investments                                   8,359,047      8,359,047      8,359,047
                                                      ------------    -----------    -----------
  Total Investments                                   $131,112,107    132,408,301    132,408,301
                                                      ============    ===========    ===========


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

On December 31, 1996, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.8 million on deposit with various state regulatory authorities.

The amortized cost and fair value of fixed maturities at December 31, 1996 and 1995, by effective maturity, follows:

                                                    1996                          1995
                                          -------------------------    --------------------------
                                           Amortized        Fair         Amortized         Fair
                                              Cost          Value           Cost           Value
                                              ----          -----           ----           -----
Due In One Year or Less                   $41,537,975    41,558,524     65,835,788     66,127,246
Due After One Year Through Five Years      51,207,347    51,231,119     54,091,310     54,480,413
Due After Five Years Through Ten Years        306,286       372,000      1,007,381      1,096,708
Due After Ten Years                           346,211       349,405        678,227        683,124
                                          -----------    ----------    -----------    -----------
    Total                                 $93,397,819    93,511,048    121,612,706    122,387,491
                                          ===========    ==========    ===========    ===========



The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       A summary of gross unrealized gains and losses at December 31, 1996 and 1995 follows:

                                                   1996                           1995
                                          ------------------------     ---------------------------
                                             Gains         Losses          Gains         Losses
                                            -------       --------        -------       --------
       Fixed Maturities:

        States, Municipalities and
         Political Subdivisions            $191,053       (44,367)        240,670      (55,943)
        United States Government and
         Government Agencies                 83,642      (117,099)        595,921       (2,901)
        Industrial and Miscellaneous           --            --              --         (2,962)
                                           --------      --------       ---------      -------
         Total Fixed Maturities             274,695      (161,466)        836,591      (61,806)

       Equity Securities                       5311          --              --           --

       Limited Partnership Investment       352,544          --           521,409         --
                                           --------      --------       ---------      -------

         Total                             $632,550      (161,466)      1,358,000      (61,806)
                                           ========      ========       =========      =======


(4)     INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

        A summary of net investment income for the years ended December 31, 1996, 1995 and 1994 follows:

                                                 1996              1995              1994
                                                 ----              ----              ----
        Tax-exempt Interest                 $ 2,912,844        3,317,887        3,439,654
        Taxable Interest                      3,768,102        2,769,577        1,202,619
        Dividends on Equity Securities              750            7,617           24,749
        Limited Partnership Income              (33,725)          23,094           49,836
        Investment Expenses                    (112,399)         (55,292)         (79,700)
                                            -----------       ----------       ----------

          Net Investment Income             $ 6,535,572        6,062,883        4,637,158
                                            ===========       ==========       ==========



        Realized capital gains (losses) for the years ended December 31, 1996, 1995 and 1994 follows:

                                                      1996         1995         1994
                                                      ----         ----         ----
        Fixed Maturities                           $ 209,918         810      (72,790)
        Equity Securities                             48,568       7,087       41,247
        Sales of Property and Equipment                 (712)       --         (2,695)
                                                   ---------       -----      -------

          Net Realized Capital Gains (Losses)      $ 257,774       7,897      (34,238)
                                                   =========       =====      =======

        Gross gains of $237,726, $25,235 and $17,076 and gross losses of $27,808, $24,425 and $89,866 were realized on fixed maturity sales for the years ended December 31, 1996, 1995, and 1994, respectively. Gross gains of $48,568, $56,926 and $41,247 and gross losses of $0, $49,839 and $0 were realized on sale of equity securities for the years ended December 31, 1996, 1995 and 1994, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)     RECEIVABLES

        A summary of receivables at December 31, 1996 and 1995 follows:

                                                                         1996             1995
                                                                     -----------       ----------
        Insurance Premiums Due From Agents                           $ 6,299,560        7,167,667
        Receivables Under Long-term Contracts:
           Amounts Billed                                              1,139,034          973,882
           Recoverable Costs in Excess of Billings on
           Uncompleted Contracts                                         594,062          221,827
           Billings in Excess of Costs on Uncompleted Contracts         (203,200)        (290,785)
           Retainage, Due on Completion of Contracts                     235,382          637,102
                                                                     -----------       ----------
             Total Receivables Under Long-term Contracts               1,765,278        1,542,026
        Other                                                            639,158          653,585
                                                                     -----------       ----------
           Total Receivables                                           8,703,996        9,363,278
         Less Allowances for Doubtful Accounts                          (322,406)        (340,844)
                                                                     -----------       ----------
           Total Receivables, Net                                    $ 8,381,590        9,022,434
                                                                     ===========       ==========


        The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 1997.

        Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(6)     PROPERTY AND EQUIPMENT

        A summary of property and equipment at December 31, 1996 and 1995 follows:

                                               1996            1995
                                               ----            ----
        Building                           $14,617,842      14,538,942
        Land                                   800,000         800,000
        Equipment and Vehicles               1,250,233       1,307,942
        Furniture and Fixtures                 892,858         886,639
                                           -----------      ----------
                                            17,560,933      17,533,523
        Less Accumulated Depreciation        4,007,819       3,546,267
                                           -----------      ----------
                                           $13,553,114      13,987,256
                                           ===========      ==========

        Future minimum rental income to be generated by leasing a portion of the building under noncancelable operating leases as of December 31, 1996 are estimated to be $528,548 for 1997, $528,548 for 1998, $465,845 for
        1999, $444,944 for 2000, and $444,944 for 2001. Rental income earned in
        1996, 1995 and 1994 was $504,063, $543,507 and $561,825, respectively.

(7)     INTANGIBLES

        A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 1996 and 1995 follows:

                                              1996            1995
                                           ----------      ---------
        Insurance Licenses                 $4,188,926      4,188,926
        Goodwill                            2,524,872      2,698,309
                                           ----------      ---------
                                            6,713,798      6,887,235
        Less Accumulated Amortization       3,165,123      2,838,471
                                           ----------      ---------
                                           $3,548,675      4,048,764
                                           ==========      =========

        Intangible assets are written off when they become fully amortized.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                 1996               1995             1994
                                             ------------       -----------       ----------
         Balance at January 1                $ 45,235,311        40,954,783       34,729,643
           Less reinsurance recoverable         3,872,099         4,228,879        4,293,049
                                             ------------       -----------       ----------
        Net balance at January 1               41,363,212        36,725,904       30,436,594

        Incurred related to:
          Current year                          7,137,183         8,015,877        8,209,992
          Prior years                          (1,167,203)         (900,506)            --
                                             ------------       -----------       ----------
        Total incurred                          5,969,980         7,115,371        8,209,992

        Payments related to:
          Current year                            153,514           111,989          284,736
          Prior years                           3,060,595         2,366,074        1,635,946
                                             ------------       -----------       ----------
        Total payments                          3,214,109         2,478,063        1,920,682

        Net balance at December 31             44,119,083        41,363,212       36,725,904
          Plus reinsurance recoverable          3,841,001         3,872,099        4,228,879
                                             ------------       -----------       ----------
         Balance at December 31              $ 47,960,084        45,235,311       40,954,783
                                             ============       ===========       ==========



      The decrease in 1996 and 1995 of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. The increases in claim payments are also attributable to an increase in earned premiums during the development of the Company's insurance operations and the conversion of related loss reserves to loss payments in the normal course of business. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

      The Company has no exposure to any asbestos or environmental claims associated with general liability policies issued with the pre-1986 pollution exclusion. Policies written with the exclusion are typically associated with mass tort environmental and asbestos claims. The Company has never issued a policy with the pre-1986 pollution exclusion. The Company's exposure to asbestos and environmental liability claims is primarily limited to asbestos and environmental liability insurance for contractors and consultants involved in the remediation, removal, storage, treatment and/or disposal of environmental and asbestos hazards.

(9)   NOTES PAYABLE TO BANKS

      The Company has available a $10,000,000 bank line of credit with Fleet Bank, N.A. which expires in June 1997. The line of credit requires the Company to maintain, on deposit with the bank, a compensating balance equal to 5% of the line of credit. Borrowings outstanding under this line were $8,000,000 at December 31, 1996 and $7,500,000 at December 31, 1995.

      Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 180 basis points in effect during the borrowing period (7.4% and 7.7% at December 31, 1996 and 1995, respectively).

      The Company has available a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expires on November 6, 1997. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period (7.4% at December 31, 1996). Borrowings outstanding under this line was $5,200,000 at December 31, 1996. There were no borrowings outstanding under this line of credit at December 31, 1995.

      The fair value of notes payable to banks approximates cost.

(10)  LONG-TERM DEBT

     A summary of long-term debt at December 31, 1996 and 1995 follows:

                                                         1996            1995
                                                     -----------      ----------
        Term Loan Due 2003                           $ 2,232,142            --
        Term Loan Due 2000                             4,666,667       6,133,333
        10.5% Convertible Senior Notes Due 1999        4,500,000       9,500,000
        9.69% Mortgage Note Due 2000                   7,908,610       7,994,257
        11.5% Convertible Note Due 2022               16,500,000      16,500,000
                                                     -----------      ----------
                                                     $35,807,419      40,127,590
                                                     ===========      ==========

                            ACMAT CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On April 1, 1996, the Company obtained a $2,500,000, seven-year, term loan, which is repayable in quarterly installments of $89,286 commencing June 30, 1996. The proceeds were used to repay the line of credit.

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

      On July 18, 1989, the Company issued $15,000,000, 10.5% Convertible Senior Notes due June 30, 1999 to AIG Life Insurance Company and American International Life Assurance Company of New York. Quarterly principal repayments of $500,000 began on June 30, 1993. The notes are convertible, at any time prior to their payment date, into shares of ACMAT Class A Stock at $10 per share. The conversion price of $10 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuances. At December 31, 1996, the Company had reserved 450,000 shares of Class A Stock for issuance pursuant to such conversion option.

      During 1996 and 1995, the Company issued 499,999 and 149,997 shares, respectively of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

      The terms of the note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefor, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all but one of these covenants at December 31, 1996 and the Company has received a waiver relative to the covenant with which the Company was not in compliance.

      Principal payments on long-term debt are $6,284,692, $1,794,238, $1,804,751, $8,620,250 and $357,144 for the years 1997 through 2001, respectively. Interest expense paid in 1996, 1995 and 1994 amounted to $4,980,833, $4,791,005 and $4,911,392, respectively.

      It is not practicable to estimate the fair value of long-term debt at December 31, 1996 because of the complex and unique terms associated with these debt instruments.

(11)  INCOME TAXES

      The components of income tax expense for each year follows:

                                           1996             1995             1994
                                       -----------       ----------       ---------
        Current Taxes:
        Federal                        $ 2,288,025        2,415,594       1,900,110
        State                               60,000          125,000         135,800
                                       -----------       ----------       ---------
                                         2,348,025        2,540,594       2,035,910
                                       -----------       ----------       ---------

        Deferred Taxes (Credits):
        Federal                            (34,197)        (126,194)        209,390
        State                                 --               --              --
                                       -----------       ----------       ---------
                                           (34,197)        (126,194)        209,390
                                       -----------       ----------       ---------

        Total                          $ 2,313,828        2,414,400       2,245,300
                                       ===========       ==========       =========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The effective Federal income tax rate, as a percentage of earnings before income taxes and minority interest follows:

                                                 1996          1995          1994
                                               ------        ------        ------
        Federal Statutory Tax Rate               34.0%         34.0%         34.0%
        State Income Tax Benefit                  (.2)          (.5)          (.5)
        Effect of Tax-Exempt Interest            (9.9)        (10.5)        (11.6)
        Dividends Received Deduction             --            --             (.1)
        Amortization of Goodwill                  1.3           1.2           1.5
        Officers Life Insurance Premiums           .8            .7            .7
        Other, Net                                 .5            .2            .6
                                               ------        ------        ------
        Effective Federal Income Tax Rate        26.5%         25.1%         24.6%
                                               ======        ======        ======



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                    1996            1995
                                                                    ----            ----
        Deferred Tax Assets:
          Reserves for Losses and Loss Adjustment Expenses,
           Principally Due to Reserve Discounting                $2,984,252      2,972,570

        Unearned Premiums                                           765,529        891,902
        Accounts Receivable, Principally Due to
          Allowance for Double Accounts                             109,619        115,887
        Other                                                        22,073         22,073
                                                                 ----------      ---------
          Total Gross Deferred Tax Assets                         3,881,473      4,002,432
          Less Valuation Allowance                                     --             --
                                                                 ----------      ---------
          Net Deferred Tax Assets                                $3,881,473      4,002,432

        Deferred Tax Liabilities:

          Plant and Equipment                                       441,031        411,498
          Deferred Policy Acquisition Costs                         987,998      1,176,165
          Unrealized Gains on Investments                           160,169        440,696
          Other                                                       6,392          2,925
                                                                 ----------      ---------

           Total Gross Deferred Tax Liabilities                   1,595,590      2,031,284
                                                                 ----------      ---------



           Net Deferred Tax Assets                               $2,285,883      1,971,148
                                                                 ==========      =========



      There was no valuation allowance for deferred income tax assets as of December 31, 1996 and 1995. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1996.

      Taxes paid in 1996, 1995 and 1994 were $1,556,471, $3,045,627 and
      $1,685,362, respectively.

(12)  PENSION AND PROFIT SHARING PLANS

      The Company and its subsidiaries maintain, for the benefit of non-union employees, a qualified thrift, profit sharing and retirement plan. Participants are required to contribute three percent of their compensation to the plan annually. The Company's contributions, established by the Board of Directors, were $100,000, $100,000 and $90,600, for 1996, 1995 and 1994, respectively.

      The Company participates in various multi-employer defined contribution plans for its union employees. Charges to expense with respect to the Company's contributions to the various plans were approximately $13,593 in 1996, $42,000 in 1995 and $19,000 in 1994. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 1996.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  STOCKHOLDERS' EQUITY

      The Class A Stock has one-tenth voting privilege but has all the other rights and privileges pertaining to the Common Stock.

      During 1996, 1995 and 1994, ACMAT repurchased, in open market and privately negotiated transactions 42,207, 10,456, and 40,413, respectively, shares of its Common Stock at an average price of $18.81, $15.52 and $12.07 per share, respectively. The Company also repurchased during 1996, 1995 and 1994, in open market and privately negotiated transactions 872,975, 797,228 and 478,484, respectively, of its Class A Stock at an average price of $13.18, $11.83 and $8.81 per share, respectively.

      During 1996 and 1995, the Company issued 449,999 and 149,997, respectively, shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

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

      The stockholders have periodically approved the distribution of nonstatutory stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                      1996                1995                 1994
                                                                      ----                ----                 ----

        Options outstanding at December 31                             504,000              490,000              505,000
        Weighted average price per share of
            options outstanding                                 $         9.04     $           8.12       $         8.13

        Expiration dates                                         1/2001-7/2006      1/2001 - 9/2004        1/2001-9/2004
        Options exercisable at December 31                             405,000              490,000              165,000
        Options granted                                                 99,000               --                  340,000
        Options exercised or surrendered                                85,000               15,000               55,000
        Price ranges of options exercised or surrendered        $   6.00-$8.50     $           8.50       $         6.00


       The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant.

                                                         The Company applies APB
       Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options issued in 1996 been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. There were no stock options granted in 1995.

                                                                          1996
                                                                          ----
        Net Earnings                                    As Reported   $5,293,111
                                                        Pro Forma     $4,946,617

        Net Earnings per share and share equivalent     As Reported   $     1.49
                                                        Pro Forma     $     1.39

        Net Earnings per share assuming full dilution   As Reported   $     1.21
                                                        Pro Forma     $     1.15



       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted in 1996: no dividend yield; expected volatility of 20%; risk free interest rate of 6.7%; and expected life of ten years for the options. The weighted average of fair value of options granted in 1996 was $5.99 per share.

       Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department, and are limited to approximately $7,011,000 in 1997.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in the States of Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners
      (NAIC), as well as the state laws, regulations, and general administrative rules. As of December 31, 1996, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that individually or in the aggregate materially affect statutory shareholders' equity.

      In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $70,109,199 and $66,382,683 at December 31, 1996 and 1995, respectively, and their statutory net income for the years ended December 31, 1996, 1995 and 1994 was $8,778,843, $9,072,104 and $ 8,860,484, respectively.

      Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

(14)  EARNINGS PER SHARE AND SHARE EQUIVALENT

      The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,559,367, 3,661,577 and 4,134,110 for 1996, 1995 and 1994,
      respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the option.

      Earnings per share - assuming full dilution for 1996 and 1995 were determined on the assumptions that the convertible notes were converted and the options were exercised at the beginning of the year. As to the debentures, net earnings were adjusted for the interest expense, net of its tax effect. As to the options, outstanding shares were increased as described above, except that purchases were assumed to have been made at the year-end price of the shares. Earnings per share - assuming full dilution was not presented for 1994 because the effects are not material.

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

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  SEGMENT REPORTING

      The Company operates in two industry segments: Construction contracting and insurance. Information relating to the two segments is summarized as follows:

                                                               1996                 1995                 1994
                                                               ----                 ----                 ----
        Operating Revenues:
          Insurance                                       $ 27,099,143           30,715,995           33,318,620
          Construction Contracting                          13,629,218           15,787,715           12,359,565
          Eliminations and Adjustments                      (3,693,056)          (4,646,312)          (4,922,509)
                                                          ------------          -----------          -----------
                                                          $ 37,035,305           41,857,398           40,755,676
                                                          ============          ===========          ===========

        Operating Earnings (Loss):
          Insurance                                       $ 12,104,805           13,398,956           13,908,822
          Construction Contracting                           1,336,692              531,983             (382,118)
                                                          ------------          -----------          -----------
                                                            13,441,497           13,930,939           13,526,704

        Interest Expense                                    (4,946,418)          (4,810,578)          (4,940,014)
                                                          ------------          -----------          -----------

        Earnings Before Income Taxes and Minority
          Interest
                                                          $  8,495,079            9,120,361            8,586,690
                                                          ============          ===========          ===========

        Depreciation and Amortization:
          Insurance                                       $  1,086,430            1,547,490            2,213,260
          Construction Contracting                             682,166              677,407              739,886
                                                          ------------          -----------          -----------
                                                          $  1,768,596            2,224,897            2,953,146
                                                          ============          ===========          ===========


                                                                        1996                     1995
                                                                        ----                     ----
        Identifiable Assets:
          Insurance                                                 $164,764,249             161,954,513
          Construction Contracting                                    19,595,317              18,447,725
                                                                    ------------             -----------
                                                                    $184,359,566             180,402,238
                                                                    ============             ===========

        Capital Expenditures:
          Insurance                                                 $     55,732                  57,690
          Construction Contracting                                        85,106                 155,702
                                                                    ------------             -----------
                                                                    $    140,838                 213,392
                                                                    ============             ===========


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

(17)  SUBSEQUENT EVENT

      On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of its own Class A Stock from AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333). The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942.

      The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate (8-1/4%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%.

      The 1,099,996 shares of Class A Stock were acquired throughout the past two years by AIG Life Insurance Company and American International Life Assurance Company of New York pursuant to the conversion options of the Convertible Senior Notes.

(18)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      A summary of the unaudited quarterly results of operations for 1996 and 1995 follows:

                                                                March 31            June 30         September 30       December 31
                                                                --------            -------         ------------       -----------
        1996

        Operating Revenues                                      $8,458,973         10,083,327          9,658,242         8,834,763
                                                                ----------         ----------         ----------         ---------

        Operating Earnings                                      $3,164,711          3,520,217          3,419,530         3,337,039
                                                                ----------         ----------         ----------         ---------

        Net Earnings                                            $1,140,114          1,330,331          1,402,372         1,420,294
                                                                ----------         ----------         ----------         ---------

        Net Earnings Per Share and Share Equivalent             $      .34                .44                .39               .33
                                                                ----------         ----------         ----------         ---------

        Net Earnings Per Share - Assuming Full Dilution         $      .28                .33                .32               .29
                                                                ----------         ----------         ----------         ---------

        1995

        Operating Revenues                                      $9,965,835         11,127,473         11,140,638         9,623,452
                                                                ----------         ----------         ----------         ---------

        Operating Earnings                                      $3,270,362          3,724,113          3,665,735         3,270,729
                                                                ----------         ----------         ----------         ---------

        Net Earnings                                            $1,203,425          1,448,969          1,459,857         1,238,029
                                                                ----------         ----------         ----------         ---------

        Net Earnings Per Share and Share Equivalent             $      .30                .38                .42               .36
                                                                ----------         ----------         ----------         ---------

        Net Earnings Per Share - Assuming Full Dilution         $     --                  .31                .32               .29
                                                                ----------         ----------         ----------         ---------



         Note: Earnings per common share are based on the weighted average number of Common and Class A Stock and equivalent shares outstanding during each of the quarters and at year end. Annual earnings per share for 1996 does not equate to the sum of the quarters due to the timing of stock purchases during the year.

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

                                                                      Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES


                  Condensed Financial Information of Registrant

                  As of December 31, 1996 and 1995 and for the

                  years ended December 31, 1996, 1995 and 1994



The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 1996 and 1995 and its condensed statements of earnings and cash flows for the years ended December 31, 1996, 1995 and 1994.

                                      BALANCE SHEETS

                        Assets                           1996                 1995
                                                         ----                 ----
Current assets:

  Cash                                               $  1,021,946            485,339
  Receivables                                           2,114,041          1,939,730
  Other current assets                                    194,762            167,926
                                                     ------------         ----------

    Total current assets                                3,330,749          2,592,995


Property and equipment, net                            13,304,686         13,654,556
Investments in and advance from subsidiaries           82,608,954         69,823,996
Intangibles                                               866,855          1,214,652
Other assets                                            2,400,640          2,317,880
                                                     ------------         ----------
                                                     $102,511,884         89,604,079
                                                     ============         ==========


                      Liabilities and Stockholders' Equity

Current liabilities:

  Notes payable to banks                             $ 13,200,000          7,500,000
  Current portion of long-term debt                     6,284,692          9,062,751
  Other current liabilities                             3,802,061          4,389,230
                                                     ------------         ----------

    Total current liabilities                          23,286,753         20,951,981

Long-term debt                                         29,522,727         31,064,839
                                                     ------------         ----------
Total liabilities                                      52,809,480         52,016,820


Stockholders' equity                                   49,702,404         37,587,259
                                                     ------------         ----------

                                                     $102,511,884         89,604,079
                                                     ============         ==========


See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS


                                                               1996                 1995                1994
                                                           -----------          -----------          ----------
Contract revenues                                          $ 9,415,734           11,614,632           8,160,758
Cost of contract revenues                                    8,396,344           10,999,758           8,018,230
                                                           -----------          -----------          ----------

    Gross profit (loss)                                      1,019,390              614,874             142,528



Selling, general and administrative expenses                 3,896,182            4,255,974           4,723,088
                                                           -----------          -----------          ----------

    Operating loss                                          (2,876,792)          (3,641,100)         (4,580,560)



Interest expense                                            (6,064,964)          (6,087,231)         (5,594,659)
Interest income                                                 52,999               27,576              58,571
Underwriting fees                                            2,132,685            2,433,587           2,478,468
Other income                                                 2,027,800            1,711,920           1,661,609
                                                           -----------          -----------          ----------

    Loss before income taxes and equity in net
     earnings of subsidiaries                               (4,728,272)          (5,555,248)         (5,976,571)



Income tax benefit                                          (1,473,000)          (1,750,000)         (1,919,485)
                                                           -----------          -----------          ----------


     Loss before equity in net earnings of
      subsidiaries                                          (3,255,272)          (3,805,248)         (4,057,086)


Equity in net earnings of subsidiaries                       8,548,383            9,155,528           8,896,947
                                                           -----------          -----------          ----------


     Net earnings                                          $ 5,293,111            5,350,280           4,839,861
                                                           ===========          ===========          ==========


                                                                     (Continued)

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS

Cash flows from operating activities:                                1996                  1995                 1994
                                                                 ------------          -----------          -----------

        Net earnings                                             $  5,293,111            5,350,280            4,839,861
        Depreciation and amortization                                 682,166              677,407              739,887
        Equity in undistributed earnings of subsidiaries           (8,548,383)          (9,155,528)          (8,896,947)
        (Increase) decrease in accounts receivable                   (174,311)              42,888              (30,164)
        (Increase) decrease in other assets                          (182,424)            (139,069)            (230,935)
        Increase (decrease) in other liabilities                     (587,169)             643,844              (33,158)
                                                                 ------------          -----------          -----------

                Net cash used for operating activities             (3,517,010)          (2,580,178)          (3,611,456)
                                                                 ------------          -----------          -----------

Cash flows from investing activities:

        Purchase of 9% interest in ACSTAR Holdings, Inc.                 --                   --             (3,000,000)
        Capital expenditures                                          (85,108)            (155,700)            (693,171)
        Other                                                        (335,606)                --                   --
                                                                 ------------          -----------          -----------

                Net cash used for investing activities               (420,714)            (155,700)          (3,693,171)
                                                                 ------------          -----------          -----------


Cash flows from financing activities:

        Borrowings under lines of credit                            9,200,000            4,200,000            1,700,000
        Repayments of lines of credit                              (3,500,000)          (1,000,000)          (1,700,000)
        Repayment of long-term debt                                (1,820,181)          (1,777,708)         (11,362,197)
        Increase in amounts due to subsidiaries                     9,834,721           10,768,258           13,114,216
        Issuance of long-term debt                                  2,500,000                 --              8,000,000
        Issuance of Class A stock                                     560,000                 --              2,881,532
        Payments for acquisition and retirement of stock          (12,300,209)          (9,595,505)          (4,702,754)
                                                                 ------------          -----------          -----------

                Net cash provided by financing
                 activities                                         4,474,331            2,595,047            7,930,797
                                                                 ------------          -----------          -----------


Net increase (decrease) in cash                                       536,607             (140,831)             626,170

Cash, beginning of year                                               485,339              626,170                    0
                                                                 ------------          -----------          -----------

Cash, end of year                                                $  1,021,946              485,339              626,170
                                                                 ============          ===========          ===========




See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                         Condensed Financial Information
                     Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 1996 Annual Report.

(1)   SUPPLEMENTAL CASH FLOW INFORMATION

      Income taxes received from subsidiaries during the years ended December 31, 1996, 1995 and 1994 were $1,990,201, $2,214,656 and $1,962,126, respectively. Interest paid during the years ended December 31, 1996, 1995 and 1994 was $6,099,379 $5,769,404 and $5,566,037, respectively. Interest paid in 1996 and 1995 included $1,118,546 and $978,399, respectively, paid to subsidiaries for intercompany loans.

      During 1996 and 1995, the Company issued 499,999 and 149,997 shares of Class A Stock respectively at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(2)   LONG-TERM DEBT

      A summary of long-term debt at December 31, 1996 and 1995 follows:

                                                            1996                1995
                                                            ----                ----

        Term Loan Due 2003                              $ 2,232,142         $      --
        Term Loan Due 2000                                4,666,667           6,133,333
        10.5% Convertible Senior Notes Due 1999           4,500,000           9,500,000
        9.69% Mortgage Note Due 2000                      7,908,610           7,994,257
        11.5% Convertible Note Due 2022                  16,500,000          16,500,000
                                                        -----------         -----------
                                                        $35,807,419         $40,127,590
                                                        ===========         ===========



      See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 1997 to 2001 and thereafter.

(3)   INCOME TAXES

      See Note 11 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

(4)   COMMITMENTS AND CONTINGENCIES

      See Note 15 to the Consolidated Financial Statements in the Annual Report for a description of the commitments and contingencies.

                                                                     SCHEDULE II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1996, 1995 and 1994

                                  Balance          Additions
                                     at             charged                           Balance
                                 beginning          to costs                            at
                                     of               and                             end of
       Description                 period           expenses       Deductions (a)     period
                                 ---------         ---------       -------------     -------
      Allowance for
    doubtful accounts:

     1996                         $340,844           400,904         419,342         322,406
                                  ========         =========         =======         =======


     1995                         $271,519           340,000         270,675         340,844
                                  ========         =========         =======         =======


     1994                         $123,290         1,121,630         973,401         271,519
                                  ========         =========         =======         =======



(a) Deductions represent accounts written off.

                                                                     Schedule V

                       ACMAT CORPORATION AND SUBSIDIARIES

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 1996, 1995 and 1994


                                            Discount Ded.                                                    Amortization
                             Reserves for   from Unpaid                                                 Losses & Loss Adjustment
               Deferred      Unpaid Losses     Losses                                                      Expenses Incurred
Affiliation     Policy         and Loss       and Loss                                       Net              Related to
   with       Acquisition     Adjustment     Adjustment    Unearned         Earned        Investment  -----------------------------
Registrant      Costs          Expenses       Expenses     Premiums        Premiums         Income    Current Year      Prior Years
----------      -----          --------       --------     --------        --------         ------    ------------      -----------

Insurance
 Segment

1996          $2,905,875      47,960,084         -        12,341,642      19,899,936      6,482,573      7,137,183      (1,167,203)
              ==========      ==========         =        ==========      ==========      =========      =========      ==========

1995          $3,459,308      45,253,311         -        14,302,613      23,492,905      6,035,307      8,015,877        (900,506)
              ==========      ==========         =        ==========      ==========      =========      =========      ==========

1994          $3,661,421      40,954,783         -        14,977,825      27,141,639      4,578,428      8,209,992            --
              ==========      ==========         =        ==========      ==========      =========      =========      ==========

         Amortization      Paid
         of Deferred      Losses
            Policy       and Loss
         Acquisition    Adjustment       Premiums
            Costs        Expenses        Written
            -----        --------        -------

1996      3,617,308      3,214,109      18,041,488
          =========      =========      ==========

1995      3,939,008      2,478,063      22,856,791
          =========      =========      ==========

1994      4,260,759      1,920,682      27,216,455
          =========      =========      ==========

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

   NAME                    AGE    DIRECTOR     POSITION WITH THE COMPANY AND
                                    SINCE      BUSINESS EXPERIENCE DURING LAST FIVE
                                               YEARS, INCLUDING OCCUPATION
HENRY W. NOZKO, SR.(1)     77        1951      Chairman of the Board, President and Chief
                                               Executive Officer of the Company.  Chairman of
                                               the Board and Director of United Coastal
                                               Insurance Company, ACSTAR Holdings, Inc.
                                               and ACSTAR Insurance Company.  Co-Chief
                                               Executive Officer of United Coastal Insurance
                                               Company.

HENRY W. NOZKO, JR.(1)     50        1971      Executive Vice President, Chief Operating
                                               Officer, and Treasurer of the Company.  Member
                                               of the Audit Committee.  President, Co-Chief
                                               Executive Officer and Treasurer of United
                                               Coastal Insurance Company.  President and
                                               Treasurer of ACSTAR Holdings, Inc. and
                                               ACSTAR Insurance Company.  Member, Boards
                                               of Directors of United Coastal Insurance
                                               Company, ACSTAR Holdings, Inc., ACSTAR
                                               Insurance Company and Three D Departments,
                                               Inc.



VICTORIA C. NOZKO (1)       78        1982     Housewife during past five years.  Member of the
                                               Audit Committee.

JOHN C. CREASY              77        1987     Retired Chief Executive Officer of Danbury
                                               Hospital, Member, Board of United Coastal
                                               Insurance Company.  Member of the
                                               Compensation Committee and Audit Committee.

MICHAEL J. SULLIVAN         52        1993     Business Manager, Financial
                                               Secretary/Treasurer of Sheet Metal Workers'
                                               Local Union No. 20;  General Secretary-
                                               Treasurer of Sheet Metal Workers' International
                                               Association.

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

        NAME                        AGE     OFFICES HELD
        ----                        ---     ------------

        Henry W. Nozko, Sr.          77     President, Chief Executive
                                            Officer, Director and
                                            Chairman of the Board
                                            since 1951.

        Henry W. Nozko, Jr.          50     Executive Vice President
                                            since 1982. Treasurer
                                            since 1973. Director since
                                            1971, and Chief Operating
                                            Officer since 1985.

        Robert H. Frazer             50     Vice President since 1982.
                                            Secretary since 1992.
                                            General Counsel since
                                            1977.

        Michael P. Cifone            38     Vice President-Finance
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

NAME AND PRINCIPAL                                 ANNUAL                  LONG-TERM            ALL OTHER
POSITION                                       COMPENSATION (A)           COMPENSATION (B)    COMPENSATION (C)

                                   YEAR       SALARY         BONUS      CLASS A      COMMON
                                                                        OPTIONS      OPTION
Henry W. Nozko, Sr.                1996      $428,292      $172,000      46,000         --        $10,345
Chairman, President                1995      $407,875      $184,275        --           --        $ 9,876
and Chief Executive Officer        1994      $390,000      $175,500      15,000       50,000      $ 9,506

Henry W. Nozko, Jr.                1996      $334,500      $124,000      26,000         --        $10,238
Executive Vice President and       1995      $292,833      $132,300        --           --        $ 9,774
Chief Operating Officer            1994      $280,000      $126,000      15,000       50,000      $ 9,408

Robert H. Frazer, Esq.             1996      $164,375      $ 49,500        --           --        $10,198
Vice President, Secretary and      1995      $156,875      $ 70,875        --           --        $ 9,736
General Counsel                    1994      $150,000      $ 67,500      50,000         --        $ 9,371

Michael P. Cifone                  1996      $109,583      $ 33,000        --           --        $10,090
Vice President-Finance             1995      $104,583      $ 47,250        --           --        $ 9,608
                                   1994      $100,000      $ 45,000      50,000         --        $ 9,272



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

The following table provides information on option grants during 1996 to the named Executive Officers.


                           OPTIONS GRANTED IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS

                                                                                POTENTIAL REALIZABLE
                                     PERCENTAGES OF                               VALUE AT ASSUMED
                       STOCK          TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                      OPTIONS          GRANTED TO       EXERCISE    EXPIRA-      PRICE APPRECIATION
                      GRANTED        INDIVIDUALS IN      PRICE       TION        FOR OPTION TERM (B)
                        (A)            FISCAL YEAR       ($/SH)      DATE            5%       10%
                  ----------------   --------------     --------  ------------   ---------  --------
Henry W. Nozko, Sr.      46,000           46.46%         11.50     7/22/2006     $342,240   $902,980
Henry W. Nozko, Jr.      26,000           26.26%         11.50     7/22/2006     $193,440   $510,380



(A) Options were granted at an exercise price equal to the fair market value per share of ACMAT Corporation's Class A Stock as of the date of grant and are exercisable starting six months after the grant date.

(B) Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Class A Stock from the date of grant to date.

     The following table provides information on options during 1996 by the named Executive Officers and the value of their unexercised options at December 31, 1996.


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END 1996 OPTION VALUES

                                                                        Number of
                                                                       Unexercised          Value of Unexercised
                                                                        Options at          In-the-Money Options
                                                                       12/31/96 (1)           at 12/31/96 (2)
                                                                       ------------          ----------------
                                           Shares
                                          Acquired     Value
Name                                     on Exercise  Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
Henry W. Nozko, Sr.
        - ACMAT Class A Stock Options     40,000     $270,000        15,000/46,000             $ 93,750/149,500
        - ACMAT Common Stock Options           -           -         50,000/ -                  462,500/-
        - UCC Stock Options               25,000      146,875             -/-                         -/-


Henry W. Nozko, Jr.
        - ACMAT Class A Stock Options          -           -         55,000/26,000              443,750/84,500
        - ACMAT Common Stock Options           -           -         50,000/ -                  462,500/-
        - UCC Stock Options               25,000      146,875             -/-                         -/-


Robert H. Frazer
        - ACMAT Class A Stock Options          -           -         80,000/ -                  575,000/-
        - UCC Stock Options               25,000      146,875             -/-                         -/-


Michael P. Cifone
        - ACMAT Class A Stock Options     20,000      137,500        45,000/ -                  281,250/-




     (1)  Represents the number of options held at year end.

     (2) Represents the total gain which would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 7, 1996, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                PERCENTAGE          PERCENTAGE
                           CLASS         NUMBER OF SHARES        OF CLASS            OF TOTAL
    BENEFICIAL OWNER     OF STOCK     BENEFICIALLY OWNED (1)   OUTSTANDING      VOTING POWER (16)
    ----------------     --------     ----------------------   ------------     -----------------
Henry W. Nozko, Sr.       Common       444,000 (2)(5)            68.48%             43.56%
                          Class A       91,200 (2)(4)             3.17
Henry W. Nozko, Jr.       Common       206,174 (2)(3)(5)         29.19              20.14
                          Class A      179,824 (2)(3)(6)          7.11
Victoria C. Nozko         Class A       44,000 (7)                1.55                .45
John C. Creasy            Common         3,300                     .55                .60
                          Class A       25,953 (8)                 .91
Michael J. Sullivan       Class A       18,000 (9)                 .63                .18
Sheet Metal Workers'
National Pension Fund     Class A    1,500,000 (10)              34.74              13.23
Franklin Resources, Inc.  Class A      495,000 (11)              17.57               5.03
First Manhattan Co.       Class A      353,650 (12)              12.55               3.59
Investment Counselor of
Maryland, Inc.            Class A      190,000 (13)               6.74               1.93
EQSF Advisors, Inc.       Class A      189,978 (14)               6.74               1.93
U.S. Bancorp              Class A      179,800 (15)               6.38               1.83
All Directors and
Officers (7 persons)
as a Group                Common       636,574                   91.15              61.60
                          Class A      512,042                   16.30


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

(4)      Includes options to purchase 61,000 shares of Class A Stock.

(5)      Includes options to purchase 50,000 shares of Common Stock.

(6)      Includes options to purchase 81,000 shares of Class A Stock.

(7)      Includes options to purchase 15,000 shares of Class A Stock.

(8)      Includes options to purchase 24,000 shares of Class A Stock.

(9)      Includes options to purchase 18,000 shares of Class A Stock.

(10) Assumes the full conversion of $16,500,000 principal amount of 11.5% Convertible Note into 1,500,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.

(11) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404

(12)     Address of First Manhattan Co. is 437 Madison Avenue, New York, NY
         10022.

(13) Address of Investment Counselor's of Maryland, Inc. is 803 Cathedral Street,Baltimore, MD 21201.

(14)     Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
         10017-2023.

(15)     Address of U.S. Bancorp is 111 S.W. Fifth Avenue, Portland, OR 97204.

(16) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

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

AIG Life Insurance Company

On July 18, 1989, the Company issued $15,000,000 in principal amount of 10.5% Convertible Senior Notes due June 30, 1999 to AIG Life Insurance Company and its affiliate, American International Life Assurance Company of New York. These Notes are convertible at any time into shares of Class A Stock at a current conversion price of $10.00 per share, subject to adjustment in certain events. At December 31, 1996, the Company had reserved 450,000 shares of Class A Stock for issuance pursuant to such conversion rights, which shares may be deemed beneficially owned by AIG Life Insurance Company and American International Life Assurance Company of New York. American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded $421,000 in reinsurance premiums in the year ended December 31, 1996.

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of its own Class A Stock from AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York (733,333 shares). The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942.

The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate (8-1/4%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%.

The 1,099,996 shares of Class A Stock were acquired throughout the past two years by AIG Life Insurance Company and American International Life Assurance Company of New York pursuant to the conversion options of the Convertible Senior Notes.

Other Relationships

During the year ended December 31, 1996, the Company paid to Dr. Arthur Cosmas $137,300 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1. Consolidated Financial Statements

            Included in Part II of this Report:
            Independent Auditors' Report
            Consolidated Statements of Earnings for the years ended December 31,
              1996, 1995 and 1994
            Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows for the years ended December
              31, 1996, 1995 and 1994
            Notes to Consolidated Financial Statements - December 31, 1996, 1995
              and 1994

            2. Financial Statement Schedules

            Consolidated Schedules included in Part II of this Report-Years ended December 31, 1996, 1995 and 1994:

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

      (b)   Reports on Form 8-K

            The Company did not file a report on Form 8-K during the fourth quarter of 1996.

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

      (4) Note Purchase Agreements between ACMAT Corporation and AIG Life Insurance Company and American International Life Assurance Company of New York dated July 18, 1989 regarding 10-1/2% Convertible Senior notes due June 30, 1999 as filed as Exhibits to the Company's Form 10-Q for the Quarter ended June 30, 1989 are incorporated by reference.

       (4a) Promissory Note between ACMAT Corporation and The Bank of Boston Connecticut as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

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

         (10b) Stock Purchase Agreement dated as of July 1, 1992 between ACMAT Corporation and the Sheet Metal Workers' National Pension Fund together with Note Agreement Re: $16,500,000 11-1/2% Convertible Subordinated Notes due 2012 filed as
                  Exhibit 10g to the Company's Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

         (21)     Subsidiaries of ACMAT.

         (27)     Financial Data Schedule.

         (28) Information from Reports Furnished to State Insurance Regulatory Authorities. Schedule P of the Annual Statements of ACSTAR Insurance Company and United Coastal Insurance Company for 1996.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              ACMAT CORPORATION


    Dated:  March 28, 1997    By: /s/ Henry W. Nozko, Sr.
                                 -------------------------------
                              Henry W. Nozko, Sr., President
                              and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    Chairman of the Board,
                                    President, Chief Executive
    /s/ Henry W. Nozko, Sr.         Officer and Director                      March 28, 1997
    -----------------------
    Henry W. Nozko, Sr.



                                    Chief Operating Officer,
                                    Executive Vice President
    /s/ Henry W. Nozko, Jr.         Treasurer and Director                    March 28, 1997
    -----------------------
    Henry W. Nozko, Jr.



                                    Vice President - Finance
                                    (Principal Financial and
    /s/ Michael P. Cifone               Accounting Officer)                   March 28, 1997
    -----------------------
    Michael P. Cifone



    /s/ Victoria C. Nozko                 Director                            March 28, 1997
    -----------------------
    Victoria C. Nozko



    /s/ John C. Creasy                    Director                            March 28, 1997
    -----------------------
    John C. Creasy

                                INDEX TO EXHIBITS

Regulation S-K Exhibit           Page Number
----------------------           -----------

   Exhibit 3            - Bylaws                                  Incorporated by Reference

   Exhibit 3a           - Certificate of Incorporation
                           as amended May 1, 1991                 Incorporated by Reference

   Exhibit 4            - Note Purchase Agreements                Incorporated by Reference

   Exhibit 4a           - Promissory Note between ACMAT           Incorporated by Reference
                           and Bank of Boston Connecticut

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

   Exhibit 4c           - Open-end Mortgage Deed/Security         Incorporated by Reference
                           Agreement between ACMAT and The
                           Manufacturers Life Insurance Co.

   Exhibit 4d           - Loan Agreement between ACMAT and        Incorporated by Reference
                           Shawmut Bank

   Exhibit 10a          - Annual Management                       Incorporated by Reference
                           Compensation Plan

   Exhibit 10b          - Stock Purchase and Note Agreement       Incorporated by Reference
                           between ACMAT Corporation
                           and The Sheet Metal Workers'
                           National Pension Fund

   Exhibit 21           - Subsidiaries of ACMAT                   Page 61

   Exhibit 27           -- Financial Data Schedule                Page 62

   Exhibit 28           - Information from Reports                Page 63
                           Furnished to State Insurance
                           Regulatory Authorities

                                       60