Form 10-Q
period 1997-03-31
ACMAT CORP
filed 1997-05-14
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 1997
                                       OR

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

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Shares outstanding
Title of Class                            at April 30, 1997
--------------                            -----------------
Common Stock                                     598,357
Class A Stock                                  2,817,491

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION                                          PAGE

   Item 1. Financial Statements
         Consolidated Balance Sheets                                     3
         Consolidated Statements of Earnings                             4
         Consolidates Statements of Stockholders' Equity                 5
         Consolidated Statements of Cash Flows                           6
         Notes to Consolidated Financial Statements                      7

   Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Part II  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                              14

Part I Financial Information

Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                        March 31,        December 31,
                                                                                          1997               1996
                                                                                          ----               ----
Assets

Investments:
   Fixed maturities-available for sale, at market (Cost of $131,545,352 in 1997
   and $93,397,819 in 1996)                                                           $130,987,612         93,511,048
   Equity securities, at market value (Cost $5,262 in 1997 and 1996)                        10,573             10,573
   Limited partnership investment, at market value (Cost $1,148,298 in 1997
   and $1,086,630 in 1996)                                                               1,333,300          1,439,174
   Short-term investments, at cost which approximates market                             9,120,147         46,969,137
                                                                                      ------------        -----------
     Total investments                                                                 141,451,632        141,929,932
Cash and cash equivalents                                                                2,500,718          2,187,227
Accrued interest receivable                                                              2,063,169          1,567,761
Reinsurance recoverable                                                                  3,565,425          3,841,001
Receivables, net                                                                         8,831,981          8,381,590
Prepaid expenses                                                                           268,032            206,562
Deferred income taxes                                                                    2,472,103          2,285,883
Property & equipment, net                                                               13,434,939         13,553,114
Deferred policy acquisition costs                                                        2,609,017          2,905,875
Other assets                                                                             3,185,985          3,951,946
Intangibles, net                                                                         3,467,012          3,548,675
                                                                                      ------------        -----------
                                                                                      $183,850,013        184,359,566
                                                                                      ============        ===========
Liabilities & Stockholders' Equity

Notes payable to banks                                                                $ 10,000,000         13,200,000
Accounts payable                                                                         1,594,990          1,873,611
Reserves for losses and loss adjustment expenses                                        47,720,350         47,960,084
Unearned premiums                                                                       11,182,424         12,341,642
Cash collateral held                                                                    21,533,798         21,830,566
Accrued liabilities                                                                      1,676,777          1,404,821
Income taxes                                                                               607,124            239,019
Long-term debt                                                                          51,397,806         35,807,419
                                                                                      ------------        -----------
     Total liabilities                                                                 145,713,269        134,657,162

Stockholders' Equity:
   Common Stock (No Par Value; 3,500,000 Shares Authorized; 598,357 and
   600,257 Shares Issued and Outstanding)                                                  598,357            600,257
   Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,817,792 and
   3,488,860 Shares Issued and Outstanding)                                              2,817,792          3,488,860
   Additional paid-in capital                                                                   --          8,407,877
   Retained earnings                                                                    35,100,900         36,894,494
   Net unrealized gain (loss) on securities                                               (380,305)           310,916
                                                                                      ------------        -----------
   Total stockholders' equity                                                           38,136,744         49,702,404
                                                                                      ------------        -----------
                                                                                      $183,850,013        184,359,566
                                                                                      ============        ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1997 and 1996


                                                             1997            1996
                                                             ----            ----
Earned premiums                                          $4,477,238        4,644,032
Contract revenues                                         1,773,134        1,986,682
Investment income, net                                    1,797,770        1,649,027
Net realized capital gains (losses)                          35,556           (7,788)
Other income                                                180,111          187,020
                                                         ----------       ----------
                                                          8,263,809        8,458,973
                                                         ----------       ----------

Cost of contract revenues                                 1,660,662        1,906,875
Losses and loss adjustment expenses                       1,343,171        1,393,210
Amortization of policy acquisition costs                    863,054          674,256
Selling, general and administrative expenses              1,461,013        1,319,921
Interest expense                                          1,320,284        1,232,383
                                                         ----------       ----------
                                                          6,648,184        6,526,645
                                                         ----------       ----------

Earnings before income taxes and minority interest        1,615,625        1,932,328

Income taxes
   Federal                                                  446,399          447,460
   State                                                     20,000           35,000
                                                         ----------       ----------
                                                            466,399          482,460
                                                         ----------       ----------

Earnings before minority interest                         1,149,226        1,449,868

Minority interest                                                --         (309,754)
                                                         ----------       ----------

Net earnings                                             $1,149,226       $1,140,114
                                                         ==========       ==========

Net earnings per share and share equivalent                     .30              .34

Net earnings per share - assuming full dilution                 .27              .28


Weighted average shares outstanding                       3,875,529        3,400,691



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                      Class A         Additional
                                                    Common stock     stock par         paid-in           Retained
                                                      par value        value           capital           earnings
                                                      ---------        -----           -------           --------
Balance as of December 31, 1995                      $  642,464     $ 2,665,836      $  1,921,100      $31,601,383

Acquisition and Retirement of 8,124 Shares
of Common Stock                                          (8,124)             --           (63,925)         (63,000)

Acquisition and Retirement of 483,250
Shares of Class A Stock                                      --        (483,250)       (2,307,166)      (3,489,772)

Issuance of 49,999 Shares of Class A Stock                   --          49,999           449,991               --

Net Unrealized Losses on Debt and Equity
Securities                                                   --              --                --               --

Net Earnings                                                 --              --                --        1,140,114
                                                     ----------     -----------      ------------      -----------

Balance as of March 31, 1996                         $  634,340     $ 2,232,585      $         --      $29,188,725
                                                     ==========     ===========      ============      ===========

Balance as of December 31, 1996                      $  600,257     $ 3,488,860      $  8,407,877      $36,894,494

Acquisition and Retirement of
Shares of Common  Stock                                  (1,900)             --           (37,396)              --

Acquisition and Retirement of
Shares of Class A Stock                                      --      (1,129,568)      (12,462,981)      (2,942,820)

Issuance of 450,000 Shares of Class A Stock                  --         450,000         4,050,000               --

Issuance of 8,500 Shares of Class A Stock
pursuant to stock options                                    --           8,500            42,500               --

Net Unrealized Appreciation of Debt and
Equity Securities                                            --              --                --               --


Net Earnings                                                 --              --                --        1,149,226
                                                     ----------     -----------      ------------      -----------

Balance as of March 31, 1997                         $  598,357       2,817,792                --       35,100,900
                                                     ==========     ===========      ============      ===========

                                                         Net
                                                     unrealized               Total
                                                    gains(losses)         stockholders'
                                                    on securities            equity
                                                    -------------            ------

Balance as of December 31, 1995                     $    756,476           $37,587,259

Acquisition and Retirement of 8,124 Shares
of Common Stock                                               --              (135,049)

Acquisition and Retirement of 483,250
Shares of Class A Stock                                       --            (6,280,188)

Issuance of 49,999 Shares of Class A Stock                    --               499,990

Net Unrealized Losses on Debt and Equity
Securities                                              (126,759)             (126,759)

Net Earnings                                                  --             1,140,114
                                                    ------------           -----------

Balance as of March 31, 1996                        $    629,717           $32,685,367
                                                    ============           ===========

Balance as of December 31, 1996                     $    310,916           $49,702,404

Acquisition and Retirement of
Shares of Common  Stock                                       --               (39,296)

Acquisition and Retirement of
Shares of Class A Stock                                                    (16,535,369)

Issuance of 450,000 Shares of Class A Stock                   --             4,500,000
Issuance of 8,500 Shares of Class A Stock
pursuant to stock options                                     --                51,000

Net Unrealized Appreciation of Debt and
Equity Securities                                       (691,221)             (691,221)


Net Earnings                                                  --             1,149,226
                                                    ------------           -----------

Balance as of March 31, 1997                            (380,305)           38,136,744
                                                    ============           ===========



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996


                                                                                                  1997               1996
                                                                                                  ----               ----
Cash flows from operating activities:
   Net earnings                                                                              $  1,149,226          1,140,114
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                                388,177            504,163
     Minority interests                                                                                --            309,754
  Net realized capital losses (gains)                                                             (35,556)             7,788
   Changes in:
Accrued interest receivable                                                                      (495,408)            15,430
Reinsurance recoverable                                                                           275,576            (70,800)
Receivables, net                                                                                 (450,391)        (1,357,315)
Deferred policy acquisition costs                                                                 296,858           (163,972)
Prepaid expenses and other assets                                                                 686,284            107,613
Accounts payable and accrued liabilities                                                           (6,665)            (5,809)
Cash collateral held                                                                             (296,768)          (713,161)
Reserves for losses and loss adjustment expenses                                                 (239,734)           693,110
Income taxes, net                                                                                 329,178            448,930
Unearned premiums                                                                              (1,159,218)           571,173
                                                                                             ------------        -----------
   Net cash provided by operating activities                                                      441,559          1,487,018
                                                                                             ------------        -----------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
   Fixed maturities-sold                                                                        6,233,293          1,305,893
   Fixed maturities-matured                                                                     6,800,000         10,636,500
   Short-term investments                                                                      80,604,928         21,375,007
Purchases of:
   Fixed maturities                                                                           (51,301,008)       (14,194,921)
   Equity securities                                                                                   --             (5,262)
   Limited Partnership Investment adjustment                                                      (61,668)            11,360
   Short-term investments                                                                     (42,755,938)       (24,074,391)
Capital expenditures                                                                              (14,399)           (41,675)
                                                                                             ------------        -----------

     Net cash used for investing activities                                                      (494,792)        (4,987,489)
                                                                                             ------------        -----------

Cash flows from financing activities:
Borrowings under lines of credit                                                                2,000,000          8,700,000
Repayments under lines of credit                                                               (5,200,000)                --
Borrowings on long-term debt                                                                    8,500,000                 --
Repayments on long-term debt                                                                     (409,611)          (487,396)
Payments for acquisition & retirement of stock                                                 (4,523,665)        (6,415,237)
                                                                                             ------------        -----------

     Net cash provided by financing activities                                                    366,724          1,797,367
                                                                                             ------------        -----------

Net increase (decrease) in cash and cash equivalents                                              313,491         (1,703,104)

Cash and cash equivalents at beginning of period                                                2,187,227          5,120,375
                                                                                             ------------        -----------

Cash and cash equivalents at end of period                                                   $  2,500,718          3,417,271
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2) Earnings Per Share and Share Equivalent

The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,875,529 and 3,400,691 for 1997 and 1996, respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeded the exercise price of the option.

Earnings per share - assuming full dilution was determined on the assumptions that the convertible notes for 1997 and 1996 were converted and the options were exercised at the beginning of the period. As to the debentures, net earnings were adjusted for the interest expense, net of its tax effect. As to the options, outstanding shares were increased as described above, except that purchases were assumed to have been made at the period-end price of the shares as it was higher than the average price during the period.

(3) Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 1997 and 1996 was $137,221 and $33,530, respectively, and interest paid for the three months ended March 31, 1997 and 1996 was $568,712 and $680,501, respectively.

On February 5, 1997 and March 29, 1996, the Company issued 450,000 and 49,999 shares of Class A Stock, respectively, at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(4) Stock Transaction

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of its own Class A Stock from AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333). The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942.

The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate (8-1/4%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The purchase of stock with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

The 1,099,996 shares of Class A Stock were acquired throughout the past two years by AIG Life Insurance Company and American International Life Assurance Company of New York pursuant to the conversion options of the Convertible Senior Notes.

(5) Application of New Accounting Standards

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation to the diluted EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,149,226 for the three months ended March 31, 1997 compared to $1,140,114 for the same period a year ago. The increase in net earnings for the quarter ended March 31, 1997 reflects the full consolidation of ACMAT's insurance company subsidiary offset in part by a decrease in earned premiums and contract revenues.

Earned Premiums

Earned premiums for the three months ended March 31, 1997 decreased to $4,477,238 compared to $4,644,032 for the same period in 1996. The decrease in earned premiums is a result of some insurance policies issued with policy duration's in excess of twelve months and as a result of declining net written premiums. Net written premiums were $3,741,360 for the three months ended March 31, 1997 compared to $5,165,081 for the three months ended March 31, 1996. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company and due to competition.

Contract Revenues

Contract revenues were $1,773,134 for the three-month period ended March 31, 1997 compared to $1,986,682 for the same period in 1996. During the past several years, the Company has focused on fewer more profitable projects. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $7,000,000 at March 31, 1997 compared to $3,400,000 a year ago.

Investment Income, Net

Net investment income increased to $1,797,770 for the three-month period ended March 31, 1997 compared to $1,649,027 for the same period in 1996, representing effective yields of 4.99% and 4.75%, respectively. The increase in investment income in 1997 over 1996 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets. Invested assets, including cash, were $143,952,350 and $144,117,159 at March 31, 1997 and December 31, 1996, respectively. The decrease in invested assets is attributable to the net cash flow used to repay debt and repurchase stock offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Losses

Realized capital gains from the sale of investments in the three-month period ended March 31, 1997 were $35,556 compared to realized capital losses of $7,788 for the same period in 1996.

Costs of Contract Revenues

Costs of contract revenues decreased to $1,660,662 for the three-month period ended March 31, 1997 compared to $1,906,875 for the same period in 1996. The decrease in costs of contract revenues reflects the decrease in contract revenues. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,343,171 for the three-month period ended March 31, 1997 compared to $1,393,210 for the same period in 1996. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums from 1997 to 1996 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate costs of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $863,054 for the three-month period ended March 31, 1997 as compared to $674,256 for the same period in 1996. The increase in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,461,013 for the three-month period ended March 31, 1997 compared to $1,319,921 for the same period in 1996. The increase in the selling, general and administrative expenses during 1997 is due primarily to a increase in bad debt expense and salary expense.

Interest Expense

Interest expense increased to $1,320,284 for the three-month period ended March 31, 1997 compared to $1,232,383 for the same period in 1996. The increase in interest expense in 1997 is due primarily to the increase in long-term borrowings offset in part by the repayment of short-term debt.

Income Taxes

Income tax expense was $466,399 for the three-month period ended March 31, 1997 compared to $482,460 for the same period in 1996, representing effective Federal tax rates of 27.6% and 23.2%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 1997 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 30.0% for the three-month periods ended March 31, 1997 and 1996. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 46.0% and 44.5% for the three-month period ended March 31, 1997 and 1996, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 76.0% and 74.5% for the three-month period ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company internally generates sufficient funds for its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary sources of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1997, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next year.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred to acquire and capitalize its insurance subsidiaries and to repurchase Company stock. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operations.

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

The Company realized cash flow from operations of $441,559 for the three-month period ended March 31, 1997 compared to $1,487,018 for the same period in 1996. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments.

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

Net cash used for investing activities in the first quarter of 1997 amounted to $494,792 compared to net cash used for investing activities of $4,987,489 for the same period in 1996.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is prohibited from paying any dividend prior to July 1, 1997. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 1997.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $10.0 million outstanding under this line of credit as of March 31, 1997.

During the three-month period ended March 31, 1997, the Company purchased, in the open market and privately negotiated transactions, 1,900 shares of its Common Stock at an average price of $20.68. The Company also repurchased, in the open market and privately negotiated transactions, 1,121,068 shares of its Class A Stock at an average price of $14.64 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay are limited to approximately $7,011,000 in 1997.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 1997 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

     a.   Exhibits
          -27. Financial Data Schedule

     b.   Report on Form 8-K
          -Report on Form 8-K dated February 13, 1997

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of its own Class A Stock from AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York (733,333). The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACMAT CORPORATION


Date:  May 13, 1997               /s/ Henry W. Nozko, Sr.
                                  -----------------------
                                  Henry W. Nozko, Sr., President and Chairman

Date:  May 13, 1997               /s/ Henry W. Nozko, Jr.
                                  -----------------------
                                  Henry W. Nozko, Jr., Executive Vice President
                                  Chief Operating Officer, and Treasurer