Form 10-Q
period 1997-06-30
ACMAT CORP
filed 1997-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ___ to ___


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

                                                       Yes   X    No
                                                            ___       ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares outstanding
Title of Class                                     at July 31, 1997
--------------                                     ----------------

   Common Stock                                       598,157
   Class A Stock                                    2,767,123

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                     PAGE

   Item 1.Financial Statements
          Consolidated Balance Sheets                             3
          Consolidated Statements of Earnings                     4
          Consolidated Statements of Stockholders' Equity         5
          Consolidated Statements of Cash Flows                   6
          Notes to Consolidated Financial Statements              7

   Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations           9

Part II  OTHER INFORMATION

   Item 4.Submission of Matters to a Vote of Security Holders     13

   Item 6.Exhibits and Reports on Form 8-K                        13

   Signatures                                                     14

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                                                        June 30, 1997        December 31,1996
                                                                                        -------------        ----------------
Assets
------

Investments:
    Fixed maturities-available for sale, at market (Cost of 116,759,029 in 1997
  and 93,397,819 in 1996)                                                               116,709,789          93,511,048
    Equity securities, at market value (Cost $505,262 in 1997 and $5,262 in
  (1996)                                                                                     513,409              10,573
    Limited partnership investment, at market value (Cost $1,382,463 in 1997
  and $1,086,630 in 1996)                                                                 1,678,297           1,439,174
    Short-term investments, at cost which approximates market                            17,184,075          46,969,137
                                                                                       ------------        ------------
     Total investments                                                                  136,085,570         141,929,932
Cash                                                                                      2,197,753           2,187,227
Accrued interest receivable                                                               1,820,115           1,567,761
Reinsurance recoverable                                                                   3,421,229           3,841,001
Receivables, net                                                                          8,734,154           8,381,590
Prepaid expenses                                                                            213,057             206,562
Deferred income taxes                                                                     2,428,616           2,285,883
Property & equipment, net                                                                13,363,023          13,553,114
Deferred policy acquisition costs                                                         2,342,604           2,905,875
Other assets                                                                              3,404,062           3,951,946
Intangibles, net                                                                          3,385,349           3,548,675
                                                                                       ------------        ------------
                                                                                        177,395,532        $184,359,566
                                                                                       ============        ============

Liabilities & Stockholders' Equity

Notes payable to banks                                                                    6,000,000          13,200,000
Accounts payable                                                                          1,393,722           1,873,611
Reserves for losses and loss adjustment expenses                                         48,466,842          47,960,084
Unearned premiums                                                                        10,348,743          12,341,642
Collateral held                                                                          20,316,182          21,830,566
Accrued liabilities                                                                       1,487,745           1,404,821
Income taxes                                                                                217,816             239,019
Long-term debt                                                                           49,646,209          35,807,419
                                                                                       ------------        ------------
       Total liabilities                                                                137,877,259         134,657,162


Stockholders' Equity:
    Common Stock (No Par Value; 3,500,000 Shares Authorized; 598,357 and
600,257 Shares Issued and Outstanding)                                                      598,357             600,257
    Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,816,492
and 3,488,860 Shares Issued and Outstanding)                                              2,816,492           3,488,860
    Additional paid-in capital                                                                   --           8,407,877
    Retained earnings                                                                    35,935,296          36,894,494
    Net unrealized gain on securities                                                       168,128             310,916
                                                                                       ------------        ------------
    Total stockholders' equity                                                           39,518,273          49,702,404
                                                                                       ------------        ------------
                                                                                        177,395,532        $184,359,566
                                                                                       ============        ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                              Three months ended,                  Six months ended,
                                                                  June 30,                              June 30,
                                                       -----------------------------         -----------------------------
                                                          1997               1996                1997               1996
                                                       ----------        -----------         ----------        -----------
Earned premiums                                         4,633,176          5,663,800          9,110,414         10,307,832
Contract revenues                                       1,818,381          2,703,736          3,591,515          4,690,418
Investment income, net                                  2,038,297          1,577,588          3,836,067          3,226,615
Net realized capital gains                                  5,396             12,400             40,952              4,612
Other income                                              146,815            125,803            326,926            312,823
                                                       ----------        -----------         ----------        -----------
                                                        8,642,065         10,083,327         16,905,874         18,542,300
                                                       ----------        -----------         ----------        -----------


Losses and loss adjustment expenses                     1,389,953          1,699,139          2,733,124          3,092,349
Amortization of policy acquisition costs                  905,826          1,014,681          1,768,880          1,688,937
Cost of contract revenues                               1,636,391          2,461,358          3,297,053          4,368,233
Selling, general and administrative expenses            1,394,871          1,387,932          2,855,884          2,707,853
Interest expense                                        1,365,372          1,310,915          2,685,656          2,543,298
                                                       ----------        -----------         ----------        -----------
                                                        6,692,413          7,874,025         13,340,597         14,400,670
                                                       ----------        -----------         ----------        -----------

Earnings before income taxes and minority
interests                                               1,949,652          2,209,302          3,565,277          4,141,630

Income taxes
    Federal                                               525,237            517,830            971,636            965,290
    State                                                  15,000             35,000             35,000             70,000
                                                       ----------        -----------         ----------        -----------
                                                          540,237            552,830          1,006,636          1,035,290
                                                       ----------        -----------         ----------        -----------

Earnings before minority interests                      1,409,415          1,656,472          2,558,641          3,106,340

Minority interest                                              --           (326,141)                --           (635,895)
                                                       ----------        -----------         ----------        -----------

Net earnings                                            1,409,415          1,330,331          2,558,641          2,470,445
                                                       ==========        ===========         ==========        ===========


Net earnings per share and equivalent share                   .39                .44                .69                .77

Net earnings per share - assuming full dilution
                                                              .34                .33                .62                .60



Weighted average shares outstanding                     3,583,841          3,053,044          3,715,523          3,226,468



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                      Net
                                         Common      Class A                                          unrealized
                                          stock       stock           Additional                      gains            Total
                                           par         par             paid-in         Retained       (losses)         stockholders'
                                          value       value           capital          earnings       on securities    equity
                                          -----       -----           -------          --------       -------------    ------
Balance as of December 31, 1995         $ 642,464     $ 2,665,836     $  1,921,100     $ 31,601,383    $   756,476     $ 37,587,259

  Acquisition and Retirement of
   8,124 Shares of Common Stock            (8,124)             --         (126,925)              --             --         (135,049)


  Acquisition and Retirement of
   483,250 Shares of Class A Stock             --        (483,250)      (5,394,166)        (402,772)            --       (6,280,188)

  Issuance of 399,999 Shares of                --         399,999        3,599,991               --             --        3,999,990
   Class A Stock
  Net Unrealized Losses on Debt
   and Equity Securities                       --              --               --               --       (260,790)        (260,790)


  Net Earnings                                 --              --               --        2,470,445             --        2,470,445
                                        ---------     -----------     ------------     ------------    -----------     ------------


Balance as of June 30, 1996             $ 634,340     $ 2,582,585     $         --     $ 33,669,056    $   495,686     $ 37,381,667
                                        =========     ===========     ============     ============    ===========     ============
Balance as of December 31, 1996         $ 600,257     $ 3,488,860     $  8,407,877     $ 36,894,494    $   310,916     $ 49,702,404

  Acquisition and retirement of
   1,900 Shares of Common Stock           (1,900)             --          (37,396)                             --          (39,296)

  Acquisition and retirement of
    1,185,868 Shares of Class A Stock          --      (1,185,868)     (12,800,481)      (3,517,839)            --      (17,504,188)

  Issuance of 450,000 Shares                   --         450,000        4,050,000               --             --        4,500,000
    of Class A Stock

  Issuance of 63,500 shares of                 --          63,500          380,000               --             --          443,500
   Class A Stock pursuant to stock
   options

  Net Unrealized Appreciation                  --              --               --               --       (142,788)        (142,788)
   of Equity Securities

  Net Earnings                                 --              --               --        2,558,641             --        2,558,641
                                        ---------     -----------     ------------     ------------    -----------     ------------


Balance as of June 30, 1997             $ 598,357     $ 2,816,492     $         --       35,935,296        168,128       39,518,273
                                        =========     ===========     ============     ============    ===========     ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996

                                                                                        1997            1996
                                                                                        ----            ----
Cash flows from operating activities:
    Net earnings                                                                    $  2,558,641       2,470,445
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                      758,386         944,705
      Minority interest                                                                       --         635,895
      Net realized capital gains                                                         (40,952)         (4,612)
      Changes in:
        Accrued interest receivable                                                     (252,354)        (63,218)
         Reinsurance recoverable                                                         419,772         205,414
         Receivables, net                                                               (352,564)     (1,714,564)
         Deferred policy acquisition costs                                               563,271          26,340
         Prepaid expenses and other assets                                               504,975         452,768
         Accounts payable and accrued liabilities                                       (396,965)        (94,497)
         Collateral held                                                              (1,514,384)      1,639,195
         Reserves for losses and loss adjustment expenses                                506,758       1,502,425
         Income taxes, net                                                               (90,377)        481,383
         Unearned premiums                                                            (1,992,899)          7,564
                                                                                    ------------     -----------
             Net cash provided by operating activities                                   671,308       6,489,243
                                                                                    ------------     -----------

Cash flows from investing activities:
  Proceeds from investments sold or matured:
      Fixed maturities-sold                                                           17,577,826       4,370,628
      Fixed maturities-matured                                                        14,630,000      31,096,500
      Equity securities                                                                       --          20,000
      Short term investments                                                         104,665,070      40,723,865
    Purchases of:
      Fixed maturities                                                               (55,823,507)    (34,484,821)
      Equity securities                                                                 (500,000)       (255,262)
      Short-term investments                                                         (74,880,008)    (47,447,139)
    Limited Partnership Investment Adjustment                                           (295,833)         11,360
    Capital expenditures                                                                 (73,138)        (74,997)
                                                                                    ------------     -----------
         Net cash provided by (used for) investing activities                          5,300,410      (6,039,866)
                                                                                    ------------     -----------

Cash flows from financing activities:
    Borrowings under line of credit                                                    2,000,000       8,700,000
    Payments under line of credit                                                     (9,200,000)     (3,500,000)
    Repayments on long-term debt                                                      (2,161,208)       (877,566)
    Issuance of long-term debt                                                         8,500,000       2,500,000
    Issuance of Class A Stock                                                            443,500
    Payments for acquisition & retirement of stock                                    (5,543,484)     (6,415,237)
                                                                                    ------------     -----------
         Net cash provided by (used for) financing activities                         (5,961,192)        407,197
                                                                                    ------------     -----------

Net increase in cash                                                                      10,526         856,574

Cash at beginning of period                                                            2,187,227       5,120,375
                                                                                    ------------     -----------

Cash at end of period                                                               $  2,197,753       5,976,949
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

(2) Earnings Per Share

The earnings per share and share equivalent were computed by dividing net earnings by the weighted average number of Common and Class A shares outstanding of 3,715,523 and 3,226,468 for 1997 and 1996, respectively, and includes the common stock equivalency of outstanding options, if dilutive. The number of shares was also increased by the number of shares issuable on the exercise of options when the market price of the stock exceeded the exercise price of the option. This increase in the number of shares was reduced by the number of shares which are assumed to have been purchased with the proceeds from the exercise of the option; these purchases were assumed to have been made at the average price of the common stock during that part of the period when the market price of the common stock exceeded the exercise price of the option.

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

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 1997 and 1996 were $1,097,012 and $553,907 respectively, and interest paid for the six months ended June 30, 1997 and 1996 were $2,201,064 and $2,580,161, respectively.

On February 5, 1997, the Company issued 450,000 shares of Class A stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York.

During the first six months of 1996, the Company also issued 399,999 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Statements of Cash Flows.

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

(5) Application of New Accounting Standards

The Financial Accounting Standards Board has recently issued SFAS No. 128, "Earnings per Share". This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". The objective of SFAS No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.

In June 1997, FASB issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 was developed jointly by the FASB and the Accounting Standards Board of the Canadian Institute of Charted Accountants in response to requests from financial statement users for additional and better segment information. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so.

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,409,415 for the three months ended June 30, 1997 compared to $1,330,331 for the same period a year ago. Net earnings for the six months ended June 30, 1997 were $2,558,641 compared to $2,470,445 for the six months ended June 30, 1996. The increase in net earnings for the three and six-month periods reflects the full consolidation of ACMAT's insurance company subsidiary offset in part by a decrease in earned premiums and contract revenues partially offset by an increase in investment income.

Earned Premiums

Net written premiums were $3,555,254 for the three months ended June 30, 1997 compared to $5,306,302 for the three months ended June 30, 1996. Net written premiums for the six months ended June 30, 1997 were $7,296,614 compared to $10,471,383 for the six months ended June 30, 1996. Premiums earned for the three months ended June 30, 1997 were $4,633,176 as compared to $5,663,800 for the three months ended June 30, 1996. Premiums earned for the six months ended June 30, 1997 were $9,110,414 as compared to $10,307,832 for the six months ended June 30, 1996. The decrease in net written premiums and earned premiums for the three and six months ended June 30, 1997 compared to the same periods in 1996 is primarily due to a continuing soft insurance market place and a result of some insurance policies issued with policy duration in excess of twelve months. Variances in net premiums written have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $1,818,381 for the three-month period ended June 30, 1997 compared to $2,703,736 for the same period in 1996. Contract revenues were $3,591,515 for the six-month period ended June 30, 1997 compared to $4,690,418 for the same period in 1996. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $9,965,000 at June 30, 1997 compared to $6,230,000 a year ago.

Investment Income, Net

Net investment income increased to $2,038,297 for the three-month period ended June 30, 1997 compared to $1,577,588 for the same period in 1996, representing effective yields of 5.78% and 4.45%, respectively. Net investment income was $3,836,067 for the six-month period ended June 30, 1997 compared to $3,226,615 for the same period in 1996, representing effective yields of 5.43% and 4.59%, respectively. The increase in investment income in 1997 over 1996 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets, particularly the increased earnings from the limited partnership investments. Invested assets, including cash, were $138,283,323 and $144,117,159 at June 30, 1997 and December 31, 1996,
respectively. The decrease in invested assets is attributable to net cash flow used to repay debt and repurchase stock offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital gains were $5,396 for the three-month period ended June 30, 1997 compared to $12,400 for the same period in 1996. Realized capital gains in the six-month period ended June 30, 1997 were $40,952 compared to $4,612 for the same period in 1996.

Costs of Contract Revenues

Costs of contract revenues were $1,636,391 for the three-month period ended June 30, 1997 compared to $2,461,358 for the same period a year ago. Costs of contract revenues increased to $3,297,053 for the six-month period ended June 30, 1997 compared to $4,368,233 for the same period in 1996. Costs of construction revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $1,389,953 for the three-month period ended June 30, 1997 compared to $1,699,139 for the same period in 1996. Losses and loss adjustment expenses were $2,733,124 for the six months ended June 30, 1997 compared to $3,092,349 for the six months ended June 30, 1996. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums from 1996 to 1997 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $905,826 for the three-month period ended June 30, 1997 as compared to $1,014,681 for the same period in 1996. For the six months ended June 30, 1997, amortization of policy acquisition costs was $ 1,768,880 compared to $1,688,937 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's expense ratio increased to 45.4% in 1997 from 42.7% in 1996 due primarily to a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,394,871 for the three-month period ended June 30, 1997 compared to $1,387,932 for the same period in 1996. Selling, general and administrative expenses were $2,855,884 for the six-month period ended June 30, 1997 compared to $2,707,853 for the same period in 1996. The increase in the selling, general and administrative expenses during the three and six-month periods ended June 30, 1997 is due primarily to an increase in bad debt expense and in salary expense.

Interest Expense

Interest expense increased to $1,365,372 for the three-month period ended June 30, 1996 compared to $1,310,915 for the same period in 1995. Interest expense increased to $2,685,656 for the six-month period ended June 30, 1997 compared to $2,543,298 for the same period in 1996. The increase in interest expense for the three and six-month periods is due primarily to the increase in short-term borrowings to purchase stock.

Income Taxes

Income tax expense was $540,237 for the three-month period ended June 30, 1997 compared to $552,830 for the same period in 1996, representing effective Federal tax rates of 26.9% and 23.4%, respectively. Income tax expense was $1,006,636 for the six-month period ended June 30, 1997 compared to $1,035,290 for the same period in 1996, representing effective Federal tax rates of 27.3% and 23.3%, respectively. The Federal effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 1997 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 30.0% for the six-month periods ended June 30, 1997 and 1996. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 45.4% and 42.7% for the six-month period ended June 30, 1997 and 1996, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 75.4% and 72.7% for the six-month period ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCE:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1997, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next year.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred to acquire and capitalize its insurance subsidiaries. ACMAT has also incurred negative working capital as a result of holding short-term debt related to stock repurchases.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance subsidiaries. ACMAT has recently utilized short-term borrowing to repurchase its stock. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance subsidiaries to improve its working capital.

The Company realized cash flow from operations of $671,308 for the six-month period ended June 30, 1997, compared to $6,489,243 for the same period in 1996. Net cash flows provided by operations in 1996 were derived principally from premium collections and the receipt of collateral held.

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

Net cash provided for investing activities in 1997 amounted to $5,300,410, compared to net cash used for investing activities of $6,039,866 for the same period in 1996.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 1997.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $6,000,000 outstanding under this line of credit at June 30, 1997.

During the six-month period ended June 30, 1997, the Company purchased, on the open market and in privately negotiated transactions, 1,900 shares of its Common Stock at an average price of $20.68 The Company also purchased, in open market and privately negotiated transactions, 1,185,868 shares of its Class A Stock at an average price of $14.76 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $7,011,000 in 1997.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by The National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 1997 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 26, 1997.

         b. Directors elected at the meeting:

                                            Votes              Votes            Brokers
                                              For             Against           Non-Votes
         Henry Nozko, Sr.                   804,028            1,766               0
         Henry Nozko, Jr.                   805,314              480               0
         Victoria Nozko                     805,094              700               0
         John Creasy                        805,019              775               0
         Michael Sullivan                   805,249              545               0


         c. Other matters voted upon:

                                                                                                 Brokers
                                              For               Against           Abstain        Non-Votes
         1. Appointment of
             Independent Auditors           805,764                   20              10                  0


         2. Grant of Stock Options          746,864               52,088             363              6,905

Item 6 -  Exhibits and Reports on Form 8-K

         a.  Exhibits - None

         b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACMAT CORPORATION


Date:  August 13, 1997          /S/ Henry W. Nozko, Sr.
                                -----------------------
                                Henry W. Nozko, Sr. President and Chairman



Date:  August 13, 1997          /S/ Henry W. Nozko, Jr.
                                -----------------------
                                Henry W. Nozko, Jr., Executive Vice President
                                Chief Operating Officer, and Treasurer