Form 10-Q
period 1997-09-30
ACMAT CORP
filed 1997-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                                   ----------


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

                                 Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares outstanding
Title of Class                                              at October 31, 1997
--------------                                              -------------------
   Common Stock                                                  596,857
   Class A Stock                                                 2,739,273

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

Part I Financial Information
Item I Financial Statements

                                               ACMAT CORPORATION AND SUBSIDIARIES
                                                      Financial Statements
                                                  Consolidated Balance Sheets


                                                                                     September 30, 1997        December 31,1996
                                                                                     ------------------        ----------------
Assets

Investments:
   Fixed maturities-available for sale, at market (Cost of 119,840,897 in 1997
and $93,397,819 in 1996)                                                                $120,201,435              93,511,048
   Equity securities, at market value (Cost $755,262 in 1997 and $5,262 in                   791,399                  10,573
1996)
   Limited partnership investment, at  market value (Cost $2,053,655 in 1997
and $1,086,630 in 1996)                                                                    2,053,655               1,439,174
   Short-term investments, at cost which approximates market                              11,573,764              46,969,137
                                                                                         -----------             -----------
      Total investments                                                                  134,620,253             141,929,932
Cash                                                                                       2,487,592               2,187,227
Accrued interest receivable                                                                1,721,809               1,567,761
Reinsurance recoverable                                                                    3,478,276               3,841,001
Receivables, net                                                                           7,277,345               8,381,590
Income tax receivable                                                                        241,917                       -
Prepaid expenses                                                                             299,115                 206,562
Deferred income taxes                                                                      2,211,722               2,285,883
Property & equipment, net                                                                 13,281,816              13,553,114
Deferred policy acquisition costs                                                          2,484,811               2,905,875
Other assets                                                                               3,375,752               3,951,946
Intangibles, net                                                                           3,303,685               3,548,675
                                                                                         -----------            ------------
                                                                                        $174,784,093             184,359,566
                                                                                         ===========            ============

Liabilities & Stockholders' Equity

Notes payable to banks                                                                  $  3,000,000              13,200,000
Accounts payable                                                                           2,356,669               1,873,611
Reserves for losses and loss adjustment expenses                                          49,124,156              47,960,084
Unearned premiums                                                                         10,767,440              12,341,642
Collateral held                                                                           19,752,635              21,830,566
Accrued liabilities                                                                        1,862,310               1,404,821
Income taxes                                                                                       -                 239,019
Long-term debt                                                                            48,929,759              35,807,419
                                                                                         -----------             -----------
      Total liabilities                                                                  135,792,969             134,657,162

Stockholders' Equity:
   Common Stock (No Par Value; 3,500,000 Shares Authorized; 598,157  and
600,257 Shares Issued and Outstanding)                                                       598,157                 600,257
   Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,731,274 and
3,488,860 Shares Issued and Outstanding)                                                   2,739,274               3,488,860
   Additional paid-in capital                                                                      -               8,407,877
   Retained earnings                                                                      35,391,888              36,894,494
   Net unrealized gain on securities                                                         261,805                 310,916
                                                                                         -----------             -----------
   Total stockholders' equity                                                             38,991,124              49,702,404
                                                                                         -----------             -----------
                                                                                        $174,784,093             184,359,566
                                                                                         ===========             ===========

See Notes to Consolidated Financial Statements.

                                                 ACMAT CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statements of Earnings


                                                                 Three months ended,                     Nine months ended
                                                                    September 30,                          September 30,
                                                                    -------------                          -------------
                                                              1997              1996                 1997                 1996
                                                              ----              ----                 ----                 ----
Earned premiums                                             $3,036,664         5,192,105           12,147,078          15,499,937
Contract revenues                                            2,754,689         2,702,168            6,346,204           7,392,586
Investment income, net                                       2,126,352         1,619,391            5,962,419           4,846,006
Net realized capital gains (losses)                             (1,042)            1,870               39,910               6,482
Other income                                                   140,200           142,708              467,126             455,531
                                                             ---------         ---------           ----------          ----------
                                                             8,056,863         9,658,242           24,962,737          28,200,542
                                                             ---------         ---------           ----------          ----------


Losses and loss adjustment expenses                            911,000         1,560,632            3,644,124           4,652,981
Amortization of policy acquisition costs                       559,125           986,314            2,328,005           2,675,251
Cost of contract revenues                                    2,601,277         2,300,926            5,898,330           6,669,159
Selling, general and administrative expenses                 1,370,509         1,390,840            4,226,393           4,098,693
Interest expense                                             1,216,514         1,205,593            3,902,170           3,748,891
                                                             ---------         ---------           ----------          ----------
                                                             6,658,425         7,444,305           19,999,022          21,844,975
                                                             ---------         ---------           ----------          ----------


Earnings before income taxes and minority interest           1,398,438         2,213,937            4,963,715           6,355,567

Income taxes
   Federal                                                     375,367           544,320            1,347,003           1,509,610
   State                                                        10,000            15,000               45,000              85,000
                                                               -------           -------          -----------           ---------
                                                               385,367           559,320            1,392,003           1,594,610
                                                               -------           -------            ---------           ---------

Earnings before minority interest                            1,013,071         1,654,617            3,571,712           4,760,957

Minority interest                                              -                (252,245)            -                   (888,140)
                                                            ----------         ---------       --------------           ---------

Net earnings                                                $1,013,071         1,402,372            3,571,712           3,872,817
                                                             =========         =========            =========           =========


Net earnings per share and share equivalent                 $      .29                .39                 .98                1.16

Net earnings per share - assuming full dilution             $      .27                .32                 .89                 .93

Weighted average shares outstanding                          3,506,449          3,561,441           3,628,856           3,335,472


See Notes to Consolidated Financial Statements.

                                                 ACMAT CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                     Net
                                             Common       Class A         Additional                 unrealized      Total
                                             stock par    stock par       paid-in        Retained    gains (losses)  stockholders'
                                             value        value           capital        earnings    on securities   equity
                                             -----        -----           -------        --------    -------------   ------

 Balance as of December 31, 1995             $642,464    $2,665,836       $1,921,100    $31,601,383    $756,476     $37,587,259
    Acquisition and Retirement of 27,657
      Shares of Common Stock                  (27,657)          ---         (475,891)           ---         ---        (503,548)
    Acquisition and Retirement of 509,552
      Shares of Class A Stock                     ---      (509,552)      (6,093,773)           ---         ---      (6,603,325)
    Issuance of 449,999 Shares of
      Class A Stock                               ---       449,999        4,049,991            ---         ---       4,499,990
    Issuance of 10,000 Shares of Class A
      Stock pursuant to stock  option             ---        10,000           50,000            ---         ---          60,000
    Issuance of 1,111,000 Shares of
      Class A Stock                               ---     1,111,000       12,984,812            ---         ---      14,095,812
    Net Unrealized Losses on Debt and
       Equity Securities, net of tax              ---           ---              ---            ---    (324,805)       (324,805)
    Other                                         ---           ---         (216,282)           ---         ---        (216,282)
    Net Earnings                                  ---           ---              ---      3,872,817         ---        3,872,817
                                             ---------   -----------    -------------     ---------  ----------     ------------
 Balance as of September 30, 1996            $614,807    $3,727,283      $12,219,957    $35,474,200    $431,671     $52,467,918
                                             ========    ==========      ===========    ===========    ========     ============


 Balance as of December 31, 1996             $600,257    $3,488,860       $8,407,877    $36,894,494    $310,916     $49,702,404
    Acquisition and retirement of 2,100
      Shares of Common Stock                   (2,100)          ---          (41,396)           ---         ---         (43,496)
    Acquisition and retirement of
      1,305,586 Shares of Class A Stock           ---    (1,305,586)     (13,065,231)    (5,074,318)        ---     (19,445,135)
    Issuance of 450,000 Shares
      of Class A Stock                            ---       450,000        4,050,000            ---         ---       4,500,000
    Issuance of 106,000 shares of Class A
      Stock pursuant to stock options             ---       106,000          648,750            ---         ---         754,750
    Net Unrealized losses on Debt
      and Equity Securities, net of taxes         ---           ---              ---            ---     (49,111)        (49,111)
    Net Earnings                                  ---           ---              ---      3,571,712         ---        3,571,712
                                             ---------   -----------    -------------   ------------ ------------    ------------
 Balance as of September 30, 1997            $598,157    $2,739,274     $        ---    $35,391,888   $ 261,805      $38,991,124
                                             ========    ==========     =============   ===========   ===========    ============


See Notes to Consolidated Financial Statements.

                                     ACMAT CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                Nine Months Ended September 30, 1997 and 1996


                                                                               1997                  1996
                                                                               ----                  ----
Cash flows from operating activities:
    Net earnings                                                         $   3,571,712             3,872,817
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                         1,151,371             1,352,181
       Minority interest                                                            --               888,140
       Net realized capital gains                                              (39,910)               (6,482)
       Changes in:
           Accrued interest receivable                                        (154,048)              422,526
           Reinsurance recoverable                                             362,725               100,413
           Receivables, net                                                  1,104,245            (1,165,372)
           Deferred policy acquisition costs                                   421,064               147,702
           Prepaid expenses and other assets                                   429,020               290,457
           Accounts payable and accrued liabilities                            940,547               410,381
           Collateral held                                                  (2,077,931)            3,201,218
           Reserves for losses and loss adjustment expenses                  1,164,072             2,723,426
           Income taxes, net                                                  (381,476)              560,438
           Unearned premiums                                                (1,574,202)             (555,420)
                                                                         -------------         -------------
               Net cash provided by operating activities                     4,917,189            12,242,425
                                                                         -------------         -------------

Cash flows from investing activities:
     Proceeds from investments sold or matured:
       Fixed maturities-sold                                                19,840,821             9,850,087
       Fixed maturities-matured                                             28,822,511            45,916,500
       Equity securities                                                            --                20,000
       Short-term investments                                              124,376,204            61,370,090
    Purchases of:
       Fixed maturities                                                    (75,521,830)          (60,174,802)
       Equity securities                                                      (750,000)             (255,262)
       Short-term investments                                              (88,880,831)          (65,410,620)
    Limited partnership investment adjustment                                 (967,025)               11,360
    Costs associated with merger of United Coasts                                   --              (280,522)
    Capital expenditures                                                      (125,135)             (126,386)
                                                                         -------------         -------------
           Net cash provided by (used for) investing activities              6,694,715            (9,079,555)
                                                                         -------------         -------------

Cash flows from financing activities:
    Borrowings under line of credit                                          3,000,000             8,700,000
    Payments under line of credit                                          (13,200,000)           (3,500,000)
    Payments on long-term debt                                              (2,877,658)           (1,375,395)
    Issuance of long-term debt                                               8,500,000             2,500,000
    Issuance of Class A Stock                                                  754,750                60,000
    Payments for subsidiary stock                                                   --              (399,917)
    Payments for acquisition & retirement of stock                          (7,488,631)           (7,106,873)
                                                                         -------------         -------------
           Net cash used for financing activities                          (11,311,539)           (1,122,185)
                                                                         -------------         -------------

Net increase (decrease) in cash                                                300,365             2,040,685

Cash at beginning of period                                                  2,187,227             5,120,375
                                                                         -------------         -------------

Cash at end of period                                                    $   2,487,592             7,161,060
                                                                         =============         =============

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

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 1997 and 1996 was $1,773,479 and $1,034,172, respectively, and interest paid for the nine months ended September 30, 1997 and 1996 was $3,190,792 and $3,315,349, respectively.

On February 5, 1997, the Company issued 450,000 shares of Class A stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York.

During the first nine months of 1996, the Company issued 449,999 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Statements of Cash Flows.

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

(5) Stock Transaction

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

(6) Application of New Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued SFAS No. 128, "Earnings per Share". This statement simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS. Under the new statement, dual presentation of basic and diluted EPS is required on the face of the income statement for entities with complex capital structures. A reconciliation of the numerator and denominator used in the basic EPS computation's numerator and denominator is also required. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company believes that the effect of the adoption of SFAS No. 128 will not be material to its disclosure of earnings per share.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". The objective of SFAS No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company is currently evaluating the presentation alternatives provided by the statement.

In June 1997, FASB issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 was developed jointly by the FASB and the Accounting Standards Board of the Canadian Institute of Charted Accountants in response to requests from financial statement users for additional and better segment information. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. The Company does not anticipate that the adoption of this Statement will significantly impact the composition of its current operating segments which are consistent with the management approach.

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,013,071 for the three months ended September 30, 1997 compared with $1,402,372 for the same period a year ago. Net earnings for the nine months ended September 30, 1997 were $3,571,712 compared with $3,872,817 for the nine months ended September 30, 1996. The decrease in net earnings for the three and nine month periods is a result of a decrease in earned premiums and contract revenues partially offset by an increase in investment income.

Earned Premiums

Net written premiums were $3,362,906 for the three months ended September 30, 1997 compared with $4,538,447 for the three months ended September 30, 1996. Net written premiums for the nine months ended September 30, 1997 were $10,659,520 compared with $15,009,830 for the nine months ended September 30, 1996. Premiums earned for the three months ended September 30, 1997 were $3,036,664 as compared with $5,192,105 for the three months ended September 30, 1996. Premiums earned for the nine months ended September 30, 1997 were $12,147,078 as compared with $15,499,937 for the nine months ended September 30, 1996. The decrease in net written premiums and earned premiums for the three and nine-month periods ended September 30, 1997 compared with the same periods in 1996 is primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $2,754,689 for the three-month period ended September 30, 1997 compared with $2,702,168 for the same period in 1996. Contract revenues decreased to $6,346,204 for the nine-month period ended September 30, 1997 compared with $7,392,586 for the same period in 1996. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $8,100,000 at September 30, 1997 compared to $5,800,000 a year ago.

Investment Income, Net

Net investment income was $2,126,352 for the three-month period ended September 30, 1997 compared with $1,619,391 for the same period in 1996, representing effective yields of 6.18% and 4.46%, respectively. Net investment income was $5,962,419 for the nine-month period ended September 30, 1997 compared with $4,846,006 for the same period in 1996, representing effective yields of 5.65% and 4.55%, respectively. The increase in investment income for 1997 over 1996 was due substantially to higher yields on the portfolio as the result of higher interest rates obtained on reinvested assets and the increased earnings from the limited partnership investments. Invested assets, including cash, were $137,107,845 and $144,117,159 at September 30, 1997 and December 31, 1996,
respectively. The decrease in invested assets is attributable to net cash flow used to repay debt and repurchase stock offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital losses were $1,042 for the three-month period ended September 30, 1997 compared with realized capital gains of $1,870 for the same period in 1996. Realized capital gains in the nine-month period ended September 30, 1997 were $39,910 compared with realized capital gains of $6,482 for the same period in 1996.

Cost of Contract Revenues

Cost of contract revenues were $2,601,277 for the three-month period ended September 30, 1997 compared with $2,300,954 for the same period a year ago. Cost of contract revenues were $5,898,330 for the nine-month period ended September 30, 1997 compared with $6,669,187 for the same period in 1996. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $911,000 for the three-month period ended September 30, 1997 compared with $1,560,632 for the same period in 1996. Losses and loss adjustment expenses were $3,644,124 for the nine months ended September 30, 1997 compared with $4,652,981 for the nine months ended September 30, 1996. The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 1997 are attributable to the decline in earned premiums from 1996 to 1997 without any fluctuations in the loss ratios. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $559,125 for the three-month period ended September 30, 1997 as compared with $986,314 for the same period in 1996. For the nine months ended September 30, 1997, amortization of policy acquisition cost was $2,328,005 compared with $2,675,251 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's acquisition expense ratio increased to 47.8% in 1997 from 42.9% in 1996 due primarily to a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,370,509 for the three-month period ended September 30, 1997 compared with $1,390,840 for the same period in 1996. Selling, general and administrative expenses were $4,226,393 for the nine-month period ended September 30, 1997 compared with $4,098,693 for the same period in 1996. The increase in the selling, general and administrative expenses during the nine-month period ended September 30, 1997 is due primarily to an increase in bad debt expense.

Interest Expense

Interest expense increased to $1,216,514 for the three-month period ended September 30, 1997 compared with $1,205,593 for the same period in 1996. Interest expense increased to $3,902,170 for the nine-month period ended September 30, 1997 compared with $3,748,891 for the same period in 1996. The increase in interest expense is due to an increase in long-term debt issued to purchase stock offset in part by a decrease in short-term debt.

Income Taxes

Income tax expense was $385,367 for the three-month period ended September 30, 1997 compared with $559,320 for the same period in 1996, representing effective tax rates of 27.6% and 25.3%, respectively. Income tax expense was $1,392,003 for the nine-month period ended September 30, 1997 compared with $1,594,610 for the same period in 1996, representing effective tax rates of 28.0% and 25.1%, respectively. The effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 1997 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") were 30.0% for the nine-month periods ended September 30, 1997 and 1996. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 47.8% and 42.9% for the nine-month period ended September 30, 1997 and 1996, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 77.8% and 72.9% for the nine-month periods ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1997, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next year.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred by it to acquire and capitalize its insurance subsidiaries and to repurchase stock.

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness and its construction contracting operations without regard to any dividends from ACMAT's insurance subsidiaries. ACMAT has recently utilized borrowings to repurchase its stock. On a long-term basis, ACMAT could rely, if necessary, on dividends from its insurance companies to improve working capital.

The Company realized cash flow from operations of $4,917,189 for the nine-month period ended September 30, 1997, compared to $12,242,425 for the same period in 1996. Net cash flows provided by operations in 1996 were derived principally from premium collections and receipt of collateral held.

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

Net cash provided by investing activities in 1997 amounted to $6,694,715, compared to net cash used for investing activities of $9,079,555 for the same period in 1996.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 1997.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $3,000,000 outstanding under this line of credit at September 30, 1997.

During the nine-month period ended September 30, 1997, the Company purchased, in the open market and in privately negotiated transactions, 2,100 shares of its Common Stock at an average price of $20.71. The Company also purchased, in open market and privately negotiated transactions, 1,305,586 shares of its Class A Stock at an average price of $14.89 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $7,011,000 in 1997.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 1997 was significantly above the level which might require regulatory action.

Part II - Other Information


Item - Exhibits and Reports on Form 8-K

  a.  Exhibits -
           27. Financial Data Schedule

  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACMAT CORPORATION


Date:  November 14, 1997           s/ Henry W. Nozko, Sr.
                                   ----------------------
                                   Henry W. Nozko, Sr., President and Chairman



Date:  November 14, 1997           /s/ Henry W. Nozko, Jr.
                                   -----------------------
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer