Form 10-K
period 1997-12-31
ACMAT CORP
filed 1998-03-31
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

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

                                    Yes /XX/ No /  /

The aggregate market value as of March 1, 1998 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $44,778,726.

As of March 1, 1998 there were 596,857 shares of the registrant's Common Stock and 2,697,273 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

Item 1.  Business                                                              3
       General                                                                 3
       Financial Information about Industry Segments                           3
       Description of Business Segments                                        3
         Insurance and Surety Bonding                                          3
                General                                                        3
                Liability Insurance                                            4
                Surety Bonding                                                 5
                Insurance Performance Ratios                                   5
                Underwriting                                                   6
                Reinsurance                                                    6
                Claims                                                         6
                Reserves for Losses and Loss Adjustment Expenses               6
                IRIS Ratios                                                    9
                A.M. Best Ratings                                              9
                Risk-Based Capital                                             9
         Construction Contracting                                              9
                General                                                        9
                Backlog                                                        9
                Materials                                                     10
                Contract Acquisition                                          10
                Warranty                                                      10
                Asbestos Abatement Operations                                 10
         Marketing                                                            10
         Competition                                                          11
         Regulation                                                           11
         Investments                                                          12
         Environmental Compliance                                             14
         Employees                                                            14

Item 2. Properties                                                            14

Item 3. Legal Proceedings                                                     14

Item 4. Submission of Matters to a Vote of Security Holders                   14

                                     PART II

Item 5. Market for the Registrant's Common Stock and
        Related Stockholder matters                                           15

Item 6. Selected Financial Data                                               15

Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                16
         Reserves for Losses and Loss Adjustment Expenses                     18
         Liquidity and Capital Resources                                      19
         Regulatory Environment                                               20

Item 8. Financial Statements and Supplementary Data                           21

Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   46

Item 11. Executive Compensation                                               48

Item 12. Security Ownership of Certain Beneficial Owners and Management       50

Item 13. Certain Relationships and Related Transactions                       51

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      51

                                     PART I
                                ITEM 1. BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverages for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of general, professional, environmental and other liability insurance primarily to environmental contractors and specialty trade contractors and architects, engineers and other professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and others. Both United Coastal Insurance and ACSTAR Insurance are rated A (excellent) by The A.M. Best Co., Inc. ("A.M. Best"). In 1997, insurance operations accounted for over 67% of the Company's consolidated revenues.

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

Financial Information about Industry Segments

Financial information relating to the two segments is set forth in Note 16 to the consolidated financial statements on page 38 of this document.

In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 was developed jointly by the FASB and the Accounting Standards Board of the Canadian Institute of Charted Accountants in response to request from financial statement users for additional and better segment information. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. The Company does not anticipate that SFAS No. 131 will significantly impact the composition of its current operating segments which are consistent with the management approach. The Company anticipates that the current insurance segment will be further disclosed as two segments as a result of SFAS No. 131.

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

- Contractor Pollution Liability - Policies are offered to contractors involved in hazardous waste remediation or cleanup, installation or removal of storage tanks, or the transportation of hazardous waste. Coverage is provided for third party-bodily injury or property damage liability caused by release of, or exposure to, pollutants as a result of contractors' operations. Contractor pollution liability insurance is offered on a claims-made basis.

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

Products Liability

- Products Liability - Policies are offered on a claims-made or occurrence basis to manufacturers for a variety of products including chemicals, fertilizers, pesticides, pollution control devices, storage tanks and other.

The Company customizes many of its insurance policies to suit the individual needs of its insureds. Combined policies insuring multiple exposures under one policy form and one combined policy limit are available.

Surety Bonding

Surety bonds are written for general, specialty trade, environmental, asbestos and lead abatement contractors. The Company also offers a wide variety of miscellaneous bonds. Most bonds are supported by various levels of collateral based upon the financial condition of the customer.

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

- Supply and other specialty bonds - Bonds are provided for contractors, manufacturers and other owners in their normal course of operations, usually to guaranty the supply of equipment and material.

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

                                                              Year
                                                        Ended December 31,
                                                 1997         1996         1995
                                                 ----         ----         ----
GAAP Ratios:
    Loss ratio                                   28.8%        30.0%        30.0%
    Expense ratio                                48.0         43.5         41.4
                                                 ----         ----         ----
    GAAP combined ratio                          76.8         73.5         71.4
                                                 ====         ====         ====
Statutory Ratios:
   Loss ratio                                    29.5         30.5         30.5
   Expense ratio                                 45.0         42.7         41.9
                                                 ----         ----         ----
   Statutory combined ratio                      74.5         73.2         72.4
                                                 ====         ====         ====

The increase in the combined ratio over the past three years results primarily from the decline in premiums. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over forty-eight years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience. Historically, the Company has issued policies and bonds to fewer than twenty-five percent of its applicants.

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

Reinsurance

The Company reinsures the excess limit on each insurance policy above $2 million up to $5 million for liability and reinsures $10 million of $15.5 million of individual bond limits offered by the Company through a treaty with two companies, Transatlantic Reinsurance Company, an affiliate of American International Group, Inc. and United States Fidelity & Guaranty Company, each rated "A+" and "A", respectively, by A. M. Best. The Company has additional liability treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. To date, the Company's reinsurers have fulfilled their obligations under their reinsurance contracts with the Company. Facultative reinsurance is also used for current insureds seeking project specific excess insurance. In general, a reinsurance transaction takes place when an insurance company cedes all or a portion of its exposure to liability on insurance written or surety bonds issued to another insurer which assumes such exposure, as if the ceding insurer were itself purchasing insurance from the assuming insurer. Reinsurance does not legally discharge an insurance carrier from its primary liability to a policyholder for the face amount of coverage and, accordingly, the financial stability of the Company's reinsurers is an important factor in determining the Company's ultimate exposure to claims.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 1997 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

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

                                        1997                1996                1995
                                    ------------        ------------        ------------
Balance at January 1                $ 47,960,084        $ 45,235,311        $ 40,954,783
 Less reinsurance recoverable          3,841,001           3,872,099           4,228,879
                                    ------------        ------------        ------------
 Net balance at January 1             44,119,083          41,363,212          36,725,904

Incurred related to:

          Current year                 5,176,030           7,137,183           8,015,877
          Prior years                   (838,778)         (1,167,203)           (900,506)
                                    ------------        ------------        ------------
Total incurred                         4,337,252           5,969,980           7,115,371
Payments related to:

          Current year                    94,398             153,514             111,989
          Prior years                  2,939,345           3,060,595           2,366,074
                                    ------------        ------------        ------------
Total Payments                         3,033,743           3,214,109           2,478,063

Net balance at December 31            45,422,592          44,119,083          41,363,212
 Plus reinsurance recoverable          3,478,121           3,841,001           3,872,099
                                    ------------        ------------        ------------
 Balance at December 31             $ 48,900,713        $ 47,960,084        $ 45,235,311
                                    ============        ============        ============

The decrease of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. There can be no assurance, however, that the Company's reserves will be sufficient to cover ultimate losses and loss adjustment expenses or that future adjustments to losses and loss adjustment expense reserves will not be required.

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

As of December 31, 1997, 1996 and 1995 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $57,723,399, $59,968,945 and $58,835,913, respectively. As of December 31, 1997, 1996 and
1995 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $48,900,713, $47,960,084 and $45,235,311, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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

                                       1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                             (thousands)

Liability for unpaid losses
 and loss adjustment expenses         11,528   15,626   21,378   26,234   29,240   30,437   36,726   41,363   44,119   45,423

Liability reestimated as of:

 One year later                       11,528   15,476   21,378   26,234   29,240   30,437   35,825   40,193   43,282
 Two years later                      11,378   15,476   21,378   26,234   29,240   28,337   34,659   37,872
 Three years later                    11,378   15,476   21,378   26,234   26,000   27,170   29,913
 Four years later                     11,378   14,876   21,378   22,094   24,833   23,550
 Five years later                     10,778   14,876   16,642   20,927   22,284
 Six years later                      10,778    6,622   15,475   18,841
 Seven years later                     2,924    5,455   13,394
 Eight years later                     2,382    4,411
 Nine years later                      2,354

Cumulative Redundancy (deficiency):    9,174   11,215    7,984    7,393    6,956    6,887    6,813    3,491      839

Paid (cumulative) as of:

 One year later                          759      565    1,357    3,216    6,142    1,560    2,361    3,067    2,942
 Two years later                       1,026      743    4,067    8,699    7,574    3,655    4,582    5,256
 Three years later                     1,070    2,140    8,954    9,576    8,603    5,022    6,412
 Four years later                      1,178    3,460   10,233   10,488    9,554    6,189
 Five years later                      2,349    3,924   10,554   10,816    9,818
 Six years later                       2,355    4,010   10,858   10,856
 Seven years later                     2,238    4,012   10,874
 Eight years later                     2,354    4,011
 Nine years later                      2,354

Gross liability - end of year                                                      34,730   40,955   45,235   47,960   48,901
 Reinsurance recoverable                                                            4,293    4,229    3,872    3,841    3,478
                                                                                   ------   ------   ------   ------   ------
Net liability - end of year                                                        30,437   36,726   41,363   44,119   45,423

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

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 1997, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value", except for the change in net writings for United Coastal. The change in net writings was below the NAIC standard of 33% primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing.

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 1997 Best letter ratings range from A++ (superior) to F (in liquidation).

Since 1994, United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1997 was significantly above the level which might require regulatory action.

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

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 1997 and 1996:

                                                 December 31, 1997  December 31, 1996
                                                 -----------------  -----------------
Total Number of Contracts.                                     12             14
Total unbilled contract amounts.                       $4,800,000     $8,700,000
Number of contracts with unbilled amounts in
excess of $400,000.                                             2              3
Aggregate unbilled amount of contracts in
excess of $400,000.                                    $4,000,000     $8,200,000

The Company estimates that all of the December 31, 1997 backlog will be completed prior to December 31, 1998.

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

Construction Contracting

Competition in the interior construction business serviced by ACMAT generally is intense. Historically, a majority of the Company's construction business was performed on projects on which the Company had been in competition with other contractors. The Company focuses its efforts on privately negotiated contracts obtained through advertising and its reputation. Quality of service and pricing are the Company's principal methods of competition.

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

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 1997, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.9 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 1997, United Coastal Insurance paid $10,001,200 in dividends. At January 1, 1998, approximately $5,300,000 is available for the payment of dividends by United Coastal Insurance in 1998 without the prior approval of the Arizona Insurance Department.


Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 1997, ACSTAR paid $5,600,000 in dividends to ACSTAR Holdings. At January 1, 1998, approximately $4,732,000 is available for the payment of dividends by ACSTAR Insurance in 1998 without the prior approval of the Illinois Insurance Department.

New regulations and legislation are being proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether these proposals will be adopted or their likely effect, if any, on the Company.

                                   INVESTMENTS

The Company's investment strategy is to maintain a conservative investment policy by generally acquiring high quality securities, primarily bonds, with fixed effective maturities of approximately three years or less. The investment portfolio is well diversified and is in compliance with regulatory requirements. The Company's bond portfolio is composed primarily of investments rated AA or better by Standard and Poor's. Management has also decided to avoid long-term investing at what management believes to be low long-term interest rates.

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

The Company invests primarily in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summaries the fair value fixed maturity investments portfolio at December 31, 1997 and 1996 (dollars in thousands):

                                                              December 31,
                                                       1997                   1996
                                                           Percent                 Percent
                                                             of                      of
                                               Amount      Total       Amount      Total
                                              --------     -----      --------     -----
Fixed maturities available for sale (1):
  U.S. government and government
     agencies and authorities                 $ 34,320      25.4%       38,322      27.3
  State and political subdivisions              43,976      32.5        55,135      39.2
Industrial and Miscellaneous                    15,137      11.2            --        --
Mortgage-backed securities                       8,420       6.2            54        --
                                              --------     -----      --------     -----
Total fixed maturities available for sale      101,853      75.3        93,511      66.5
Equity securities (2)                            1,011        .7            11        --
Short-term investments (3)                      32,422      24.0        46,969      33.5
                                              --------     -----      --------     -----
Total investments                             $135,286     100.0%     $140,491     100.0%
                                              ========     =====      ========     =====

(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $101,524,000 at December 31, 1997 and $93,398,000 at December 31, 1996.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $983,000 at December 31,1997 and $5,000 at December 31, 1996.

(3) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth the fair value of fixed maturities in the fixed maturity investment portfolio at December 31, 1997 and 1996 (dollars in thousands):

                                                      December 31,
                                                1997                    1996
                                                     Percent                  Percent
                                                       of                       of
                                        Amount       Total       Amount       Total
                                       --------      -----      --------      -----
Due in (1):
One year or less                       $ 46,296       45.5%     $ 41,559       44.4%
After one year through five years        55,149       54.1        51,231       54.8
After five years through ten years          408         .4           372         .4
After ten years                              --         --           349         .4
                                       --------      -----      --------      -----
                                       $101,853      100.0%     $ 93,511      100.0%
                                       ========      =====      ========      =====

         (1) Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1997, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 1997, 1996 and 1995 are shown in the following table (dollars in thousands):

                                       1997             1996             1995
                                     --------         --------         --------
Invested assets (1)                  $140,029         $139,282         $129,719
Investment income (2)                $  6,505         $  6,536         $  6,036
Average yield                            4.65%            4.69%            4.65%

(1) Average of the aggregate invested amounts at the beginning and end of the period including cash and cash equivalents.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

The yields reflect the Company's investment strategy of acquiring high quality tax-exempt securities with fixed effective maturities of approximately three years or less. Invested assets are attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt and repurchase stock.

                            ENVIRONMENTAL COMPLIANCE

The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

                                    EMPLOYEES

As of December 31, 1997, the Company employed approximately 30 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

ITEM 2. PROPERTIES

The Company and its subsidiaries occupy a 7 story office building located at 233 Main Street, in New Britain, Connecticut. ACMAT leases approximately 40% of the building to unaffiliated tenants. The office building is suitable and adequate for ACMAT's current and future requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses that respecting those actions where the Company is a defendant, has appropriate insurance reserves recorded, and does not believe their settlement will materially affect the Company's operations or financial position.

The Company has, together with many other defendants, been named as a defendant in approximately 183 actions brought in Connecticut state courts by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ACMAT's Class A Stock trades on the Nasdaq Stock Market under the symbol ACMTA. The Common Stock trades on the over-the-counter market. The following table sets forth the quarterly high and low closing prices of the Company's Common Stock and Class A Stock as reported by Nasdaq.

                                                1997                  1996
                                          HIGH       LOW        HIGH       LOW
COMMON STOCK
  1st Quarter                                20         20         16         15
  2nd Quarter                                20         20         20         15
  3rd Quarter                            21-1/2     20-1/2     18-7/8         17
  4th Quarter                                21         21     20-1/2         18

CLASS A STOCK
  1st Quarter                            16-1/4     14-1/4     13-3/4     12-1/2
  2nd Quarter                            16-1/2         15         13     11-5/8
  3rd Quarter                            19-3/4     15-1/2         13     11-1/2
  4th Quarter                            19-1/2         17     14-3/4     12-1/2

No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 18, 1998, there were 360 Common Stock shareholders of record and 980 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                   1997             1996             1995             1994             1993
                               ------------     ------------     ------------     ------------     ------------
Revenues                       $ 33,552,135     $ 37,035,305     $ 41,857,398     $ 40,755,676     $ 40,193,622
Total Assets                    176,208,762      184,359,566      180,402,238      168,494,814      174,609,667
Long-Term Debt                   48,212,727       35,807,419       40,127,590       43,405,266       49,832,463
Stockholders'  Equity            39,577,739       49,702,404       37,587,259       38,004,935       36,686,002

Net Earnings                      4,456,949        5,293,111        5,350,280        4,839,861        3,909,117
Basic Earnings Per Share               1.29             1.56             1.49             1.20              .93
Diluted Earnings Per Share             1.12             1.22             1.17             1.18              .91

Note: No cash dividends were paid during any of the periods above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 1997 AND 1996:

Earned Premiums

Earned premiums in 1997 were $15,045,844 compared to $19,899,936 in 1996. Net written premiums were $12,680,197 in 1997 compared to $18,041,488 in 1996. The decrease in earned premiums in 1997 reflects the 30% decrease in 1997 net written premiums over 1996 net written premiums primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $10,056,322 in 1997 compared to $9,415,734 in 1996. Construction revenue is difficult to predict in 1998 and depends greatly on the successful securement of contracts bid. The Company's construction backlog at December 31, 1997 was approximately $4,800,000 compared to $8,700,000 at December 31, 1996.

Investment Income, Net

Net investment income was $6,504,716 in 1997 compared to $6,535,572 in 1996, representing effective yields of 4.65% and 4.69%, respectively. Invested assets, including cash and cash equivalents, were $137,381,669 and $142,677,985 at December 31, 1997 and 1996, respectively. The decrease in invested assets is attributable to the net cash flow used to purchase stock and repay debt offset in part by written premiums, cash collateral and the reinvestment of investment income offset by the purchase of stock and the repayment of debt.

Net Realized Capital Gains

Realized capital gains from the sale of investments during 1997 were $282,667 compared to realized capital gains of $257,774 in 1996.

Other Income

Other income was $1,662,586 in 1997 compared to $926,289 in 1996. The increase in other income reflects earnings of $965,845 from the limited partnership investments in 1997.

Cost of Contract Revenues

Cost of contract revenues were $9,331,103 in 1997 compared to $8,396,344 in 1996. The increase in cost of contract revenues during 1997 compared to 1996 reflects the increase in contract revenues. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $4,337,252 in 1997 compared to $5,969,980 in 1996. The decreases in the losses and loss adjustment expenses are attributable to the decline in earned premiums from 1996 to 1997. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $2,802,993 in 1997 as compared to $3,617,308 in 1996. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,767,808 in 1997 compared to $5,610,176 in 1996. The increase in selling, general and administrative expenses from 1997 to 1996 reflects an increase in the bad debts expense.

Interest Expense

Interest expense has increased to $5,116,414 in 1997 from $4,946,418 in 1996. The increase in interest expense in 1997 is due primarily to an increase in long-term debt issued to purchase stock offset in part by a decrease in short-term debt.

Income Taxes

Income tax expense was $1,739,616 in 1997 compared to $2,313,828 in 1996, representing effective Federal tax rates of 27.3% and 26.5%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

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

Contract Revenues

Contract revenues were $9,415,734 in 1996 compared to $11,614,632 in 1995. In 1996, the Company has focused on fewer, more profitable projects.

Investment Income, Net

Net investment income was $6,535,572 in 1996 compared to $6,062,883 in 1995, representing effective yields of 4.64% and 4.58%, respectively. The increase in investment income in 1996 over 1995 was due substantially to an increase in total invested assets. Invested assets, including cash and cash equivalents, were $142,677,985 and $135,886,913 at December 31, 1996 and 1995, respectively.
The increase in invested assets is attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset by the purchase of stock and the repayment of debt.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1997 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 28.8%,30.0% and 30.0% for the years ended December 31, 1997, 1996 and 1995, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 48.0%, 43.5% and 41.4% for the years ended

December 31, 1997, 1996 and 1995, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 76.8%, 73.5% and 71.4% for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in the 1997 combined ratio results primarily from the decline in premiums.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to serve its indebtedness. ACMAT has recently utilized short-term borrowings to repurchase its stock. ACMAT has also relied on dividends from its insurance subsidiaries to repay debt.

The Company realized cash flow from operations of $5,585,329 in 1997 compared to $14,260,264 in 1996 and $19,289,320 in 1995. Net cash flows provided by operations in 1997 were derived principally from premium collections and collateral held. Substantially all of the Company's cash flow was used to repay short-term and long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $4,993,298 in 1997. Net cash used for investing activities amounted to $11,392,397 in 1996 and $11,431,882 in 1995.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at December 31, 1997.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There was $5,000,000 outstanding under this line of credit as of December 31, 1997. Effective June 30, 1994, this credit line was renewed and modified to include an additional $8,000,000, six-year, term loan which is repayable in quarterly installments commencing September 30, 1994. Portions of the proceeds of such term loan were applied to the repayment of intercompany debt and to the reduction of the Company's short-term credit line.

On November 7, 1995, the Company obtained a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expired on November 6, 1997. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period. There was $5,200,000 outstanding under this line of credit at December 31, 1996.

During 1997, the Company purchased, in the open market and privately negotiated transactions, 3,400 shares of its Common Stock at an average price of $20.44. The Company also purchased, in open market and privately negotiated transactions, 1,347,686 shares of its Class A Stock at an average price of $14.98 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 1998, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $10,032,000.

In 1998, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be approximately $4,365,000 in 1998.

YEAR 2000 ISSUE

In 1997, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. At December 31, 1997, approximately 35% of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1997 was significantly above the level which might require regulatory action.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

         Independent Auditors' Report

         Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements - December 31, 1997, 1996 and 1995

         Consolidated Schedules included in Part II of this Report - Years ended December 31, 1997, 1996 and 1995:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Hartford, Connecticut                                      KPMG Peat Marwick LLP
February 23, 1998

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 1997, 1996 and 1995

                                                          1997            1996             1995
                                                       -----------     -----------      -----------
Earned Premiums                                        $15,045,844      19,899,936       23,492,905
Contract Revenues                                       10,056,322       9,415,734       11,614,632
Investment Income, Net                                   6,504,716       6,535,572        6,062,883
Net Realized Capital Gains                                 282,667         257,774            7,897
Other Income                                             1,662,586         926,289          679,081
                                                       -----------     -----------      -----------
                                                        33,552,135      37,035,305       41,857,398

Losses and Loss Adjustment Expenses                      4,337,252       5,969,980        7,115,371
Cost of Contract Revenues                                9,331,103       8,396,344       10,774,758
Amortization of Policy Acquisition Costs                 2,802,993       3,617,308        3,939,008
Selling, General and Administrative Expenses             5,767,808       5,610,176        6,097,322
Interest Expense                                         5,116,414       4,946,418        4,810,578
                                                       -----------     -----------      -----------
                                                        27,355,570      28,540,226       32,737,037
                                                       -----------     -----------      -----------
Earnings Before Income Taxes and Minority Interest       6,196,565       8,495,079        9,120,361

Income Taxes                                             1,739,616       2,313,828        2,414,400
                                                       -----------     -----------      -----------
Earnings Before Minority Interest                        4,456,949       6,181,251        6,705,961

Minority Interest                                               --        (888,140)      (1,355,681)
                                                       -----------     -----------      -----------
Net Earnings                                           $ 4,456,949       5,293,111        5,350,280
                                                       ===========     ===========      ===========
Basic Earnings Per Share                               $      1.29            1.56             1.49
                                                       -----------     -----------      -----------
Diluted Earnings Per Share                             $      1.12            1.22             1.17
                                                       -----------     -----------      -----------

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1997 and 1996

Assets                                                                 1997             1996
                                                                   ------------     ------------
Investments:
 Fixed Maturities - Available for Sale at Fair Value
  (Cost of $101,523,931 in 1997 and $93,397,819 in 1996)           $101,852,980       93,511,048
 Equity Securities - Available for Sale at Fair Value
  (Cost of $983,074 in 1997 and $5,262 in 1996)                       1,010,927           10,573
 Short-term Investments, at Cost which Approximates Fair Value       32,422,313       46,969,137
                                                                   ------------     ------------
  Total Investments                                                 135,286,220      140,490,758

Cash and Cash Equivalents                                             2,095,449        2,187,227
Accrued Interest Receivable                                           1,458,164        1,567,761
Receivables, Net of Allowance for Doubtful Accounts of
 $309,746 in 1997 and $322,406 in 1996                                7,118,527        8,381,590
Reinsurance Recoverable                                               3,478,121        3,841,001
Income Tax Refund Receivable                                            564,829               --
Prepaid Expenses                                                        204,642          206,562
Deferred Income Taxes                                                 1,940,936        2,285,883
Limited Partnership Investment                                        2,052,475        1,439,174
Property and Equipment, Net                                          13,179,337       13,553,114
Deferred Policy Acquisition Costs                                     2,078,405        2,905,875
Other Assets                                                          3,529,634        3,951,946
Intangibles, Net                                                      3,222,023        3,548,675
                                                                   ------------     ------------
                                                                   $176,208,762      184,359,566
                                                                   ============     ============
Liabilities & Stockholders' Equity
Notes Payable to Banks                                             $  5,000,000       13,200,000
Accounts Payable                                                      3,188,554        1,873,611
Reserves for Losses and Loss Adjustment Expenses                     48,900,713       47,960,084
Unearned Premiums                                                     9,804,159       12,341,642
Collateral Held                                                      20,275,702       21,830,566
Other Accrued Liabilities                                             1,249,168        1,404,821
Income Taxes                                                                 --          239,019
Long-term Debt                                                       48,212,727       35,807,419
                                                                   ------------     ------------
 Total Liabilities                                                  136,631,023      134,657,162

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares Authorized;
  596,857 and 600,257 Shares Issued and Outstanding)                    596,857          600,257
  Class A Stock (No Par Value; 10,000,000 Shares Authorized;
   2,712,174 and 3,488,860 Shares Issued and Outstanding)             2,712,174        3,488,860
  Additional Paid-in Capital                                                 --        8,407,877
  Retained Earnings                                                  36,033,153       36,894,494
  Unrealized Gain on Securities, Net of Deferred Taxes
        of $121,346 in 1997 and $160,169 in 1996                        235,555          310,916
                                                                   ------------     ------------
    Total Stockholders' Equity                                       39,577,739       49,702,404
                                                                   ------------     ------------
Commitments and Contingencies
                                                                   $176,208,762      184,359,566
                                                                   ============     ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 1997, 1996 and 1995

                                                                                                            Net
                                                                                                         unrealized
                                               Common        Class A                                       gains
                                                stock         stock        Additional                     (losses)        Total
                                                 par           par           paid-in        Retained         on        stockholders'
                                                value         value          capital        earnings      securities      equity
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1994              $   652,920      3,313,067      9,358,948     26,251,103     (1,571,103)    38,004,935

  Acquisition and retirement of
    10,456 shares of Common Stock            $   (10,456)            --       (151,829)            --             --       (162,285)
  Acquisition and retirement of
    797,228 shares of Class A Stock                   --       (797,228)    (8,635,992)            --             --     (9,433,220)
  Issuance of 149,997 shares
    of Class A Stock                                  --        149,997      1,349,973             --             --      1,499,970
  Net unrealized appreciation of
    debt and equity securities                        --             --             --             --      2,717,264      2,717,264
  Deferred taxes on net unrealized gains
    on debt and equity securities                     --             --             --             --       (389,685)      (389,685)
  Net earnings                                        --             --             --      5,350,280             --      5,350,280
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1995              $   642,464      2,665,836      1,921,100     31,601,383        756,476     37,587,259

  Acquisition and retirement of
    42,207 shares of Common Stock            $   (42,207)            --       (751,865)            --             --       (794,072)
  Acquisition and retirement of
    872,975 shares of Class A Stock                   --       (872,975)   (10,633,162)            --             --    (11,506,137)
  Issuance of 499,999 Shares of
    Class A Stock                                     --        499,999      4,499,991             --             --      4,999,990
  Issuance of 85,000 Shares of Class A
    Stock pursuant to stock options                   --         85,000        644,150             --             --        729,150
  Issuance of 1,111,000 Shares of
    Class A Stock                                     --      1,111,000     12,727,663             --             --     13,838,663
Net unrealized losses on debt and
    equity securities                                 --             --             --             --       (675,077)      (675,077)
Deferred taxes on net unrealized gains
    on debt and equity securities                     --             --             --             --        229,517        229,517
  Net earnings                                        --             --             --      5,293,111             --      5,293,111
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1996              $   600,257      3,488,860      8,407,877     36,894,494        310,916     49,702,404

  Acquisition and retirement of
     3,400 shares of Common Stock            $    (3,400)            --        (66,096)            --             --        (69,496)
  Acquisition and retirement of
      1,347,686 shares of Class A Stock               --     (1,347,686)   (13,522,491)    (5,318,290)            --    (20,188,467)
  Issuance of 450,000 shares
    of Class A Stock                                  --        450,000      4,050,000             --             --      4,500,000
  Issuance of 121,000 shares of
    Class A Stock pursuant to stock options           --        121,000      1,130,710             --             --      1,251,710
  Net unrealized losses on debt and
    equity securities                                 --             --             --             --       (114,183)      (114,183)
  Deferred tax benefit on net unrealized
    losses on debt and equity securities              --             --             --             --         38,822         38,822
  Net earnings                                        --             --             --      4,456,949             --      4,456,949
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 1997              $   596,857      2,712,174             --     36,033,153        235,555     39,577,739
                                             ===========    ===========    ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996, 1995

                                                                1997               1996                1995
                                                            -------------      -------------      -------------
Cash Flows From Operating Activities:
 Net Earnings                                               $   4,456,949          5,293,111          5,350,280
 Adjustments to Reconcile Net Earnings to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                                 1,506,013          1,787,061          2,224,897
  Minority Interests                                                   --            888,140          1,355,681
  Net Realized Capital Gains                                     (282,667)          (257,774)            (7,897)
  Limited Partnership Investment                                 (966,315)            33,725            (23,092)
  Changes In:
   Accrued Interest Receivable                                    109,597            663,227           (340,162)
   Receivables, Net                                             1,263,063            640,844            458,133
   Reinsurance Recoverable                                        362,880             31,098            356,780
   Deferred Policy Acquisition Costs                              827,470            553,433            202,113
   Prepaid Expenses and Other Assets                              351,384           (183,343)          (693,741)
   Accounts Payable and Other Liabilities                       1,159,290           (773,028)            67,992
   Collateral Held                                             (1,554,864)         4,062,611          7,364,249
   Reserves for Losses and Loss Adjustment Expenses               940,629          2,724,773          4,280,528
   Income Taxes                                                   (50,617)           757,357           (631,229)
   Unearned Premiums                                           (2,537,483)        (1,960,971)          (675,212)
                                                            -------------      -------------      -------------
    Net Cash Provided by Operating Activities                   5,585,329         14,260,264         19,289,320
                                                            -------------      -------------      -------------
Cash Flows From Investing Activities:
 Proceeds From Investments Sold or Matured:
  Fixed Maturities - Sold                                      41,501,401         39,094,153         12,902,187
  Fixed Maturities - Matured                                   35,221,999         61,896,825         42,485,000
  Equity Securities                                               774,349            298,568            614,340
  Short-Term Investments                                      155,255,106         95,826,099         80,444,029
 Purchases Of:
  Fixed Maturities                                            (85,168,980)       (73,340,147)       (67,587,026)
  Equity Securities                                            (1,727,812)          (255,262)                --
  Short-term Investments                                     (140,708,282)      (134,436,189)       (80,077,020)
 Capital Expenditures                                            (154,483)          (140,838)          (213,392)
 Other                                                                 --           (335,606)                --
                                                            -------------      -------------      -------------
   Net Cash Provided by (Used for) Investing Activities         4,993,298        (11,392,397)       (11,431,882)
                                                            -------------      -------------      -------------
Cash Flows From Financing Activities:
 Borrowings Under Line of Credit                                5,000,000          9,200,000          4,200,000
 Repayments Under Line of Credit                              (13,200,000)        (3,500,000)        (1,000,000)
 Repayments on Long-term Debt                                  (3,594,692)        (1,820,181)        (1,777,706)
 Issuance of Long-term Debt                                     8,500,000          2,500,000                 --
 Issuance of Class A Stock                                        882,250            560,000                 --
 Payments for Subsidiaries' Stock                                      --           (440,625)           (35,000)
 Payments for Acquisition and Retirement of Stock              (8,257,963)       (12,300,209)        (9,595,505)
                                                            -------------      -------------      -------------
   Net Cash Used For Financing Activities                     (10,670,405)        (5,801,015)        (8,208,211)
                                                            -------------      -------------      -------------
Net Decrease in Cash and Cash Equivalents                         (91,778)        (2,933,148)          (350,773)

Cash and Cash Equivalents, Beginning of Year                    2,187,227          5,120,375          5,471,148
                                                            -------------      -------------      -------------
Cash and Cash Equivalents, End of Year                      $   2,095,449          2,187,227          5,120,375
                                                            =============      =============      =============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

                  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain re- classifications have been made to the 1996 and 1995 financial statements to conform with the classifications in 1997.

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

                  During 1997, 1996 and 1995, customers who individually accounted for more than 10% of consolidated construction contracting revenue for the respective years are as follows:
                  1997 - four customers provided 28%, 21%, 19% and 11%, respectively; in 1996 - four customers provided 18%, 15%, 14% and 10%, respectively; in 1995 - three customers provided 28%, 24% and 18%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

         (c)      Investments

                  Securities are classified in one of three categories, held to maturity, trading or available for sale. Debt securities for which the Company has the ability and intent to hold to maturity are classified as held to maturity and are stated at amortized cost. Securities bought in anticipation of short-term market movements, if any, are classified as trading securities and are carried at market value with unrealized gains or losses reflected in the statement of income. Securities that are not classified as either held-to maturity securities or trading securities are classified as available for sale and are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity, net of income taxes.

                  The fair value of investment securities are based on quoted market prices. Premiums and discounts on debt securities are amortized into interest income over the term of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method. Any security which management believes has experienced a decline in value which is other than temporary is written down to its market value through a charge to income.

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

         (d)      Limited Partnership Investment

                  The limited partnership investment represents participation in a joint venture, Grandview Partners, L.P., which invests primarily in small capitalization stocks traded on national market exchanges. The Company owns 11.2% of the Limited Partnership. The limited partnership investment is carried on the equity method of accounting in which the Company's share of the net income of the limited partnership is recognized as income in the Company's income statement and added to the carrying value of the investment and distributions received from the limited partnership are treated as a reduction of the carrying value of the investment.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (e)      Policy Acquisition Costs

                  Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 1997, 1996 and 1995, deferrable costs capitalized were $1,975,523, $3,063,875 and $3,736,895, respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 1997, 1996 and 1995 was $2,802,993, $3,617,308 and $3,939,008,
                  respectively.

         (f)      Property and Equipment

                  Property and equipment are reported at depreciated cost. Depreciation is computed using the straight-line method at rates based upon the respective estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

         (g)      Intangibles

                  All intangibles are stated at amortized cost and are being amortized using the straight-line method. Intangibles include insurance operating licenses and goodwill, which represents the excess of cost over the fair market value of net assets acquired. These intangible assets are amortized over periods ranging from 15 to 25 years.

         (h)      Insurance Reserve Liabilities

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

         (i)      Collateral Held

                  The carrying amount of collateral held approximates its fair value because of the short maturity of these instruments. Collateral held represents cash and investments retained by the Company for surety bonds issued by the Company.

         (j)      Reinsurance

                  In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $5 million for liability and $10 million of $15.5 million of individual surety bond limit. Effective April 1, 1995, the Company secured additional liability treaty excess of loss reinsurance which provides limits on a per policy basis of $5,000,000 per occurrence or claim made and in the aggregate excess of $5,000,000 per occurrence or claim made and in the aggregate. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $912,039 and $1,083,877 at December 31, 1997 and 1996, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                            Premiums Written                                    Premiums Earned
                1997             1996             1995              1997             1996              1995
            ------------      -----------      -----------      ------------      -----------      -----------
Direct      $ 12,851,647       17,954,271       22,810,600      $ 15,164,588       19,834,586       23,171,614
Assumed          686,935        1,516,988        1,427,542         1,144,017        1,470,043        1,582,138
Ceded           (858,385)      (1,429,771)      (1,381,351)       (1,262,761)      (1,404,693)      (1,260,847)
            ------------      -----------      -----------      ------------      -----------      -----------
Totals      $ 12,680,197       18,041,488       22,856,791      $ 15,045,844       19,899,936       23,492,905
            ============      ===========      ===========      ============      ===========      ===========

                  There were no reinsurance recoveries on ceded paid losses and loss adjustment expenses for the year ended December 31, 1997. Reinsurance recoveries on ceded paid losses and loss adjustment expenses totaled approximately $98,000 and $30,000 for the years ended December 31, 1996 and 1995, respectively. Ceded incurred losses and loss adjustment expenses totaled $364,015 and $421,408 for the years ended December 31, 1997 and 1996, respectively.

         (k)      Revenue Recognition

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

         (l)      Income Taxes

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

         (m)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

         (n)      Future Accounting Standards

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The objective of Statement of Financial Accounting Standards ("SFAS") No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is currently evaluating the presentation alternatives provided by the Statement.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 1997, FASB issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 was developed jointly by the FASB and the Accounting Standards Board of the Canadian Institute of Charted Accountants in response to request from financial statement users for additional and better segment information. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. The Company does not anticipate that SFAS No. 131 will significantly impact the composition of its current operating segments which are consistent with the management approach. The Company anticipates that the current insurance segment will be further disclosed as two segments as a result of SFAS No. 131.

(2)      ACQUISITIONS

         Effective September 16, 1996, the Company completed the merger of United Coasts Corporation into ACMAT. United Coasts Corporation shareholders received one share of ACMAT Class A stock for each approximately 1.536 shares of United Coasts Corporation stock. As a result of the merger, ACMAT issued approximately 1,100,000 shares of its Class A stock amounting to a purchase price of approximately $14 million for the 16% minority interest in the insurance holding company subsidiary. As a result, United Coastal Insurance, formerly a subsidiary of United Coasts Corporation, has become a wholly-owned subsidiary of ACMAT and its affiliates. The merger was a non-cash transaction that is not reflected in the Statements of Cash Flow.

(3)      INVESTMENTS

INVESTMENTS AT DECEMBER 31, 1997 AND 1996 FOLLOWS:       AMORTIZED       ESTIMATED         CARRYING
                                                           COST          FAIR VALUE          VALUE
                                                       ------------     ------------     ------------
1997
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivision      $ 43,928,817       43,975,620       43,975,620
 United States Government and Government Agencies        34,183,314       34,319,976       34,319,976
 Industrial and Miscellaneous                            15,057,614       15,136,895       15,136,895
 Mortgage-Backed Securities                               8,354,186        8,420,489        8,420,489
                                                       ------------     ------------     ------------
   Total Fixed Maturities                               101,523,931      101,852,980      101,852,980
Equity Securities - Common Stocks:
  Banks, Trusts and Insurance                                 5,262           15,927           15,927
Equity Securities - Redeemable Preferred Stocks:
  Industrial and Miscellaneous                              977,812          995,000          995,000
                                                       ------------     ------------     ------------
    Total Equity Securities                                 983,074        1,010,927        1,010,927
Short-Term Investments                                   32,422,313       32,422,313       32,422,313
                                                       ------------     ------------     ------------
  Total Investments                                    $134,929,318      135,286,220      135,286,220
                                                       ============     ============     ============

1996
Fixed Maturities Available for Sale:
Bonds:
 States, Municipalities and Political Subdivisions     $ 54,988,633       55,135,319       55,135,319
 United States Government and Government Agencies        38,409,186       38,375,729       38,375,729
                                                       ------------     ------------     ------------
  Total Fixed Maturities                                 93,397,819       93,511,048       93,511,048
Equity Securities - Common Stocks:
 Banks, Trusts and Insurance                                  5,262           10,573           10,573
                                                       ------------     ------------     ------------
  Total Equity Securities                                     5,262           10,573           10,573
                                                       ------------     ------------     ------------
Short-Term Investments                                   46,969,137       46,969,137       46,969,137
                                                       ------------     ------------     ------------
  Total Investments                                    $140,372,218      140,490,758      140,490,758
                                                       ============     ============     ============

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

         On December 31, 1997, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.9 million on deposit with various state regulatory authorities.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amortized cost and fair value of fixed maturities at December 31, 1997 and 1996, by effective maturity, follows:

                                                        1997                          1996
                                            Amortized          Fair          Amortized       Fair
                                              Cost            Value            Cost          Value
                                           ------------     -----------     ----------     ----------
Due In One Year or Less                    $ 46,284,844      46,296,200     41,537,975     41,558,524
Due After One Year Through Five Years        54,904,724      55,148,780     51,207,347     51,231,119
Due After Five Years Through Ten Years          334,363         408,000        306,286        372,000
Due After Ten Years                                  --              --        346,211        349,405
                                           ------------     -----------     ----------     ----------
    Total                                  $101,523,931     101,852,980     93,397,819     93,511,048
                                           ============     ===========     ==========     ==========

         The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

                  A summary of gross unrealized gains and losses at December 31, 1997 and 1996 follows:

                                         1997                     1996
                                  Gains       Losses        Gains       Losses
                                 --------     -------      -------     --------
States, Municipalities and
 Political Subdivisions          $ 71,667     (24,864)     191,053      (44,367)
United States Government and
  Government Agencies             221,346     (18,381)      83,642     (117,099)
Industrial and Miscellaneous       79,280          --      352,544           --
                                 --------     -------      -------     --------
  Total                           372,293     (43,245)     627,239     (161,466)
Equity Securities                  27,853          --        5,311           --
                                 --------     -------      -------     --------
  Total                          $400,146     (43,245)     632,550     (161,466)
                                 ========     =======      =======     ========

(4)      INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

         A summary of net investment income for the years ended December 31, 1997, 1996 and 1995 follows:

                                        1997            1996            1995
                                    -----------      ----------      ----------
Tax-Exempt Interest                 $ 1,996,969       2,912,844       3,317,887
Taxable Interest                      4,639,758       3,768,102       2,769,577
Dividends on Equity Securities           10,283             750           7,617
Other                                        --         (33,725)         23,094
Investment Expenses                    (142,294)       (112,399)        (55,292)
                                    -----------      ----------      ----------
  Net Investment Income             $ 6,504,716       6,535,572       6,062,883
                                    ===========      ==========      ==========

         Realized capital gains (losses) for the years ended December 31, 1997, 1996 and 1995 follows:

                                               1997         1996          1995
                                             --------     --------      --------
Fixed Maturities                             $258,318      209,918           810
Equity Securities                              24,349       48,568         7,087
Sales of Property and Equipment                    --         (712)           --
                                             --------     --------      --------
  Net Realized Capital Gains                 $282,667      257,774         7,897
                                             ========     ========      ========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gross gains of $261,005, $237,726 and $25,235 and gross losses of $2,687, $27,808 and $24,425 were realized on fixed maturity sales for the years ended December 31, 1997, 1996, and 1995, respectively. Gross gains of $24,349, $48,568 and $56,926 and gross losses of $0, $0 and $49,839 were realized on sale of equity securities for the years ended December 31, 1997, 1996 and 1995, respectively.

(5)      RECEIVABLES

         A summary of receivables at December 31, 1997 and 1996 follows:

                                                                           1997            1996
                                                                       -----------      ----------
Insurance Premiums Due From Agents                                     $ 4,469,243       6,299,560
Receivables Under Long-term Contracts:
  Amounts Billed                                                         1,834,994       1,139,034
  Recoverable Costs in Excess of Billings on Uncompleted Contracts         588,009         594,062
  Billings in Excess of Costs on Uncompleted Contracts                      (5,400)       (203,200)
  Retainage, Due on Completion of Contracts                                264,067         235,382
                                                                       -----------      ----------
     Total Receivables Under Long-term Contracts                         2,681,670       1,765,278
Other                                                                      277,360         639,158
                                                                       -----------      ----------
     Total Receivables                                                   7,428,273       8,703,996
Less Allowances for Doubtful Accounts                                     (309,746)       (322,406)
                                                                       -----------      ----------
     Total Receivables, Net                                            $ 7,118,527       8,381,590
                                                                       ===========      ==========

         The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 1998.

         Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(6)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31, 1997 and 1996 follows:

                                                      1997               1996
                                                  -----------         ----------
Building                                          $14,657,155         14,617,842
Land                                                  800,000            800,000
Equipment and Vehicles                              1,073,059          1,250,233
Furniture and Fixtures                                914,187            892,858
                                                  -----------         ----------
                                                   17,444,401         17,560,933
Less Accumulated Depreciation                       4,265,064          4,007,819
                                                  -----------         ----------
                                                  $13,179,337         13,553,114
                                                  ===========         ==========

         Future minimum rental income to be generated by leasing a portion of the building under noncancelable operating leases as of December 31, 1997 are estimated to be $612,548 for 1998, $654,548 for 1999, $591,845
         for 2000, $570,944 for 2001, and $570,944 for 2002. Rental income earned in 1997, 1996 and 1995 was $561,852, $504,063 and $543,507,
         respectively.

(7)      INTANGIBLES

         A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 1997 and 1996 follows:

                                                       1997               1996
                                                    ----------         ---------
Insurance Licenses                                  $4,188,926         4,188,926
Goodwill                                             2,524,872         2,524,872
                                                    ----------         ---------
                                                     6,713,798         6,713,798
Less Accumulated Amortization                        3,491,775         3,165,123
                                                    ----------         ---------
                                                    $3,222,023         3,548,675
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

                                      1997             1996             1995
                                  ------------      -----------      -----------
Balance at January 1              $ 47,960,084       45,235,311       40,954,783
 Less reinsurance recoverable        3,841,001        3,872,099        4,228,879
                                  ------------      -----------      -----------
Net balance at January 1            44,119,083       41,363,212       36,725,904

Incurred related to:
 Current year                        5,176,030        7,137,183        8,015,877
 Prior years                          (838,778)      (1,167,203)        (900,506)
                                  ------------      -----------      -----------
Total incurred                       4,337,252        5,969,980        7,115,371

Payments related to:
 Current year                           94,398          153,514          111,989
 Prior years                         2,939,345        3,060,595        2,366,074
                                  ------------      -----------      -----------
Total payments                       3,033,743        3,214,109        2,478,063

Net balance at December 31          45,422,592       44,119,083       41,363,212
 Plus reinsurance recoverable        3,478,121        3,841,001        3,872,099
                                  ------------      -----------      -----------
Balance at December 31            $ 48,900,713       47,960,084       45,235,311
                                  ============      ===========      ===========

         The decrease of incurred losses and loss adjustment expenses of prior years represents a reallocation of reserves among accident years. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

(9)      NOTES PAYABLE TO BANKS

         The Company has available a $10,000,000 bank line of credit with Fleet Bank, N.A. which expires in June 1999. The line of credit requires the Company to maintain, on deposit with the bank, a compensating balance equal to 5% of the line of credit. Borrowings outstanding under this line were $5,000,000 at December 31, 1997 and $8,000,000 at December 31, 1996.

         Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period (7.2% and 7.4% at December 31, 1997 and 1996, respectively).

         The Company had available a $7,500,000 Demand Discretionary Line of Credit with The Bank of Boston Connecticut which expired on November 6, 1997. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the LIBOR plus 160 basis points in effect during the borrowing period (7.4% at December 31, 1996). Borrowings outstanding under this line was $5,200,000 at December 31, 1996.

         The fair value of notes payable to banks approximates cost.

(10)     LONG-TERM DEBT

         A summary of long-term debt at December 31, 1997 and 1996 follows:

                                                      1997               1996
                                                   -----------        ----------
Term Loan Due 2004                                 $ 6,690,000                --
Senior Notes Due 2005                               12,000,000                --
Term Loan Due 2003                                   1,874,998         2,232,142
Term Loan Due 2000                                   3,333,333         4,666,667
Mortgage Note Due 2000                               7,814,396         7,908,610
Convertible Note Due 2022                           16,500,000        16,500,000
Convertible Senior Notes Due 1999                           --         4,500,000
                                                   -----------        ----------
                                                   $48,212,727        35,807,419
                                                   ===========        ==========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 1997, the Company obtained a $7,500,000, seven-year term loan from a financial institution, which is payable in quarterly installments of $270,000 commencing March 31, 1997 with a final payment of $210,000 on March 31, 2004. The interest rate is equal to the LIBOR plus 160 basis points for each 90-day interest period. The proceeds were used to purchase shares of Class A Stock.

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options (See Note 13). The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 commencing January 31, 1998, with interest at prime rate (8-1/2%). The interest rate is equal to the prime rate, however, the interest rate shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The purchase of stock with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

The terms of the note agreements with AIG and American International Life contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefor, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all of these covenants at December 31, 1997.

On April 1, 1996, the Company obtained a $2,500,000, seven-year term loan from a financial institution, which is repayable in quarterly installments of $89,286 commencing June 30, 1996. The Term Loan shall bear interest as follows: (a) sixty percent (60%) of the outstanding principal balance of the Term Loan shall bear interest at a fixed rate of 8.22% and (b) forty percent (40%) of the outstanding principal balance of the Term Loan shall bear interest at LIBOR plus 180 basis points for each 90-day interest period (7.34%). The proceeds were used to repay the line of credit.

On June 30, 1994, the Company obtained an $8,000,000, six-year term loan from a financial institution, which is repayable in quarterly installments of $333,333 commencing September 30, 1994. The Term Loan shall bear interest as follows: (a) sixty percent (60%) of the outstanding principal balance of the Term Loan shall bear interest at a fixed rate of 8.51% and (b) forty percent (40%) of the outstanding principal balance of the Term Loan shall bear interest at LIBOR plus 180 basis points for each 90-day interest period (7.32%). Portions of the proceeds of this term loan were applied to the repayment of intercompany debt and to the reduction of the Company's line of credit.

On April 18, 1990, the Company obtained a permanent mortgage loan from The Manufacturer's Life Insurance Company. The $8,350,000 mortgage note, with interest at 9.69%, is payable in monthly installments over 10 years based on a thirty year amortization schedule. The outstanding principal balance is payable on April 1, 2000. The proceeds were used to repay an existing construction loan and to fund completion of the Company's headquarters.

On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated debenture to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuance's. At December 31, 1995, the Company had reserved 1,500,000 shares of Class A Stock for issuance pursuant to such conversion option.

Principal payments on long-term debt are $4,365,381, $4,375,894, $11,191,393,
$2,928,287 and $2,660,421 the years 1998 through 2002, respectively. Interest expense paid in 1997, 1996 and 1995 amounted to $4,630,502, $4,980,833 and
$4,791,005, respectively.

It is not practicable to estimate the fair value of long-term debt at December 31, 1997 because of the complex and unique terms associated with these debt instruments.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     INCOME TAXES

         The components of income tax expense for each year follows:

                                       1997             1996            1995
                                    -----------      ----------      ----------
Current Taxes:
  Federal                           $ 1,310,845       2,288,025       2,415,594
  State                                  45,000          60,000         125,000
                                    -----------      ----------      ----------
                                      1,355,845       2,348,025       2,540,594
                                    -----------      ----------      ----------
Deferred Taxes (Credits):
  Federal                               383,771         (34,197)       (126,194)
  State                                      --              --              --
                                    -----------      ----------      ----------
                                        383,771         (34,197)       (126,194)
                                    -----------      ----------      ----------
Total                               $ 1,739,616       2,313,828       2,414,400
                                    ===========      ==========      ==========

         The effective Federal income tax rate, as a percentage of earnings before income taxes and minority interest follows:

                                                    1997       1996       1995
                                                    ----       ----       ----
Federal Statutory Tax Rate                          34.0%      34.0%      34.0%
State Income Tax Benefit                             (.3)       (.2)       (.5)
Effect of Tax-Exempt Interest                       (9.4)      (9.9)      (10.5)
Amortization of Goodwill                             1.8        1.3        1.2
Officers Life Insurance Premiums                     1.2         .8         .7
Other, Net                                            --         .5         .2
                                                    ----       ----       ----
  Effective Federal Income Tax Rate                 27.3%      26.5%      25.1%
                                                    ====       ====       ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                1997          1996
                                                                             ----------     ---------
Deferred Tax Assets:
  Reserves for Losses and Loss Adjustment Expenses,
   Principally Due to Reserve Discounting                                    $2,848,237     2,984,252
 Unearned Premiums                                                              604,664       765,529
 Accounts Receivable, Principally Due to Allowance for Doubtful Accounts        105,314       109,619
 Other                                                                           26,505        22,073
                                                                             ----------     ---------
  Total Gross Deferred Tax Assets                                             3,584,720     3,881,473
  Less Valuation Allowance                                                           --            --
                                                                             ----------     ---------
  Net Deferred Tax Assets                                                    $3,584,720     3,881,473
Deferred Tax Liabilities:
  Plant and Equipment                                                           461,118       441,031
  Deferred Policy Acquisition Costs                                             706,658       987,998
  Unrealized Gains on Investments                                               121,346       160,169
  Limited Partnership Investment                                                352,659            --
  Other                                                                           2,003         6,392
                                                                             ----------     ---------
   Total Gross Deferred Tax Liabilities                                       1,643,784     1,595,590
                                                                             ----------     ---------
   Net Deferred Tax Assets                                                   $1,940,936     2,285,883
                                                                             ==========     =========

         There was no valuation allowance for deferred income tax assets as of December 31, 1997 and 1996. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1997.

         Taxes paid in 1997, 1996 and 1995 were $1,790,253, $1,556,471 and
         $3,045,627, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)     PENSION AND PROFIT SHARING PLANS

         The Company and its subsidiaries maintain, for the benefit of non-union employees, a qualified thrift, profit sharing and retirement plan. Participants are required to contribute three percent of their compensation to the plan annually. The Company's contributions, established by the Board of Directors, were $85,000, $100,000 and $100,000, for 1997, 1996 and 1995, respectively.

         The Company participated in various multi-employer defined contribution plans for its union employees. Charges to expense with respect to the Company's contributions to the various plans were approximately $13,593 in 1996 and $42,000 in 1995. No payments were made in 1997. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 1997.

(13)     STOCKHOLDERS' EQUITY

         The Company has two classes of common stock; the Common Stock and the Class A Stock, each without par value. The rights of the Common Stock and the Class A Stock are identical, except with respect to voting rights. Holders of the Class A Stock are entitled to one-tenth vote per share in relation to the Common Stock, holders of which are entitled to one vote per share.

         During 1997, 1996 and 1995, ACMAT repurchased, in open market and privately negotiated transactions 3,400, 42,207 and 10,456, respectively, shares of its Common Stock at an average price of $20.44, $18.81 and $15.52 per share, respectively. The Company also repurchased during 1997, 1996 and 1995, in open market and privately negotiated transactions 1,347,686, 872,975 and 797,228, respectively, of its Class A Stock at an average price of $14.98, $13.18 and $11.83 per share, respectively.

         During 1997, 1996 and 1995, the Company issued 450,000, 499,999 and
         149,997, respectively, shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York, all of which was repurchased by the Company in 1997, see note 10. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         The stockholders have periodically approved the distribution of nonstatutory stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                               1997             1996            1995
                                                          -------------    -------------    -------------
Options outstanding at December 31                              383,000          504,000          490,000
Weighted average price per share of
   options outstanding                                    $        9.59    $        9.04    $        8.12
Expiration dates                                          1/2001-7/2006    1/2001-7/2006    1/2001-9/2004
Options exercisable at December 31                              383,000          405,000          490,000
Options granted                                                      --           99,000               --
Options exercised or surrendered                                121,000           85,000           15,000
Price ranges of options exercised or surrendered          $  6.00-$8.50    $  6.00-$8.50    $        8.50

         The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant.

         The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for the Company's stock options issued in 1996 been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
         There were no stock options granted in 1997 or 1995.

                                                                          1996
                                                                     -------------
Net Earnings                                           As Reported   $   5,293,111
                                                       Pro Forma     $   4,946,617
Basic Earnings per share                               As Reported   $        1.56
                                                       Pro Forma     $        1.46
Diluted Earnings per share                             As Reported   $        1.22
                                                       Pro Forma     $        1.16

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted in 1996: no dividend yield; expected volatility of 20%; risk free interest rate of 6.7%; and expected life of ten years for the options. The weighted average fair value of options granted in 1996 was $5.99 per share.

         Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department, and are limited to approximately $10,032,000 in 1998.

         The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in the States of Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. As of December 31, 1997, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that individually or in the aggregate materially affect statutory shareholders' equity.

         In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $70,989,140 and $70,109,199 at December 31, 1997 and 1996, respectively, and their statutory net income for the years ended December 31, 1997, 1996 and 1995 was $12,383,045, $8,778,843 and $9,072,104, respectively. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are excess statutory reserves over statement reserves (Schedule P Liability), carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs and deferred taxes which are recognized for GAAP only.

         Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

(14)     EARNINGS PER SHARE

         The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. The Company has restated earnings per share for all prior periods presented to comply with the provisions of SFAS No. 128.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1997, 1996 and 1995:

                                                              Average
                                                               Shares       Per-Share
1997:                                          Earnings      Outstanding      Amount
                                              ----------     -----------    ----------
Basic EPS:
    Earnings available to stockholders        $4,456,949      3,443,976     $     1.29

Effect of Dilutive Securities:
    Stock options                                     --        128,917
    Convertible Senior Notes                  $   29,903         43,150
    Convertible Note                          $1,252,350      1,500,000
                                              ----------     ----------
Diluted EPS:
    Earnings available to stockholders        $5,739,202      5,116,043     $     1.12
                                              ==========     ==========     ==========
1996:
Basic EPS:
    Earnings available to stockholders        $5,293,111      3,397,197     $     1.56

Effect of Dilutive Securities:
    Stock options                                     --        132,333
    Convertible Senior Notes                  $  502,425        725,000
    Convertible Note                          $1,252,350      1,500,000
                                              ----------     ----------
Diluted EPS:
    Earnings available to stockholders        $7,047,886      5,754,530     $     1.22
                                              ==========     ==========     ==========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Average
                                                                Shares       Per-Share
1995:                                          Earnings      Outstanding      Amount
                                              ----------     -----------    ----------
Basic EPS:
    Earnings available to stockholders        $5,350,280      3,581,660     $     1.49

Effect of Dilutive Securities:
    Stock options                                     --        110,592
    Convertible Senior Notes                  $  744,974      1,075,000
    Convertible Note                          $1,252,350      1,500,000
                                              ----------     ----------
Diluted EPS:
    Earnings available to stockholders        $7,347,604      6,267,252     $     1.17
                                              ==========     ==========     ==========

(15)     COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting those actions where the Company is a defendant, has appropriate insurance reserves recorded, and does not believe that their settlement will materially affect the Company's operations or financial position.

         Many construction projects in which the Company has been engaged have included asbestos exposures which the Company believes to involve a particularly high degree of risk because of the hazardous nature of asbestos. The Company believes it has reduced the risks associated with asbestos through proper training of its employees and by maintaining general liability and workers' compensation insurance. From 1986 to 1996, the Company obtained its general liability insurance from its insurance subsidiary. Since 1989, the Company has obtained its surety bonds from its insurance subsidiary.

(16)     SEGMENT REPORTING

         The Company operates in two industry segments: Construction contracting and insurance. Information relating to the two segments is summarized as follows:

                                                  1997                1996              1995
                                              -------------      -------------      ------------
Operating Revenues:
  Insurance                                   $  22,842,746         27,099,143        30,715,995
  Construction Contracting                       13,629,600         13,629,218        15,787,715
  Eliminations and Adjustments                   (2,920,211)        (3,693,056)       (4,646,312)
                                              -------------      -------------      ------------
                                              $  33,552,135         37,035,305        41,857,398
                                              =============      =============      ============
Operating Earnings:
  Insurance                                   $  10,997,398         12,104,805        13,398,956
  Construction Contracting                          315,581          1,336,692           531,983
                                              -------------      -------------      ------------
                                                 11,312,979         13,441,497        13,930,939
Interest Expense                                 (5,116,414)        (4,946,418)       (4,810,578)
                                              -------------      -------------      ------------
Earnings Before Income Taxes and Minority
  Interest
                                              $   6,196,565          8,495,079         9,120,361
                                              =============      =============      ============
Depreciation and Amortization:
  Insurance                                   $     821,482          1,104,895         1,547,490
  Construction Contracting                          684,531            682,166           677,407
                                              -------------      -------------      ------------
                                              $   1,506,013          1,787,061         2,224,897
                                              =============      =============      ============
Identifiable Assets:
  Insurance                                   $ 155,844,674        164,764,249
  Construction Contracting                       20,364,088         19,595,317
                                              -------------      ------------
                                              $ 176,208,762       184,359,566
                                              =============      ============
Capital Expenditures:
  Insurance                                   $      94,361             55,732
  Construction Contracting                           60,122             85,106
                                              -------------      ------------
                                              $     154,483           140,838
                                              =============      ============

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         A summary of the unaudited quarterly results of operations for 1997 and 1996 follows:

                                MARCH 31        JUNE 30     SEPTEMBER 30  DECEMBER 31
                               ----------     ----------     ---------     ---------
1997
Operating Revenues             $8,263,809      8,642,065     8,056,863     8,589,398
                               ----------     ----------     ---------     ---------
Operating Earnings             $2,935,909      3,315,024     2,614,952     2,447,094
                               ----------     ----------     ---------     ---------
Net Earnings                   $1,149,226      1,409,415     1,013,071       885,237
                               ----------     ----------     ---------     ---------
Basic Earnings Per Share       $      .31            .41           .30           .27
                               ----------     ----------     ---------     ---------
Diluted Earnings Per Share     $      .27            .34           .27           .24
                               ----------     ----------     ---------     ---------
                                                                                1996
Operating Revenues             $8,458,973     10,083,327     9,658,242     8,834,763
                               ----------     ----------     ---------     ---------
Operating Earnings             $3,164,711      3,520,217     3,419,530     3,337,039
                               ----------     ----------     ---------     ---------
Net Earnings                   $1,140,114      1,330,331     1,402,372     1,420,294
                               ----------     ----------     ---------     ---------
Basic Earnings Per Share       $      .36            .46           .41           .34
                               ----------     ----------     ---------     ---------
Diluted Earnings Per Share     $      .28            .33           .33           .29
                               ----------     ----------     ---------     ---------

Note: The Company adopted SFAS No. 128, Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. The Company has restated earnings per share for all prior periods presented to comply with the provisions of SFAS No. 128. Annual earnings per share for 1996 does not equate to the sum of the quarters due to the timing of stock purchases during the year.

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

                                                                      Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant

                  As of December 31, 1997 and 1996 and for the

                  years ended December 31, 1997, 1996 and 1995

The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 1997 and 1996 and its condensed statements of earnings and cash flows for the years ended December 31, 1997, 1996 and 1995.

                                 BALANCE SHEETS

                       Assets                            1997             1996
                                                     ------------     -----------
Current assets:
        Cash                                         $    822,100       1,021,946
        Receivables                                     2,953,635       2,114,041
        Other current assets                              192,842         194,762
                                                     ------------     -----------
                       Total current assets             3,968,577       3,330,749

Property and equipment, net                            12,927,465      13,304,686
Investments in and advance from subsidiaries           76,576,942      82,608,954
Intangibles                                               692,495         866,855
Other assets                                            2,549,472       2,400,640
                                                     ------------     -----------
                                                     $ 96,714,951     102,511,884
                                                     ============     ===========

        Liabilities and Stockholders' Equity

Current liabilities:
        Notes payable to banks                       $  5,000,000      13,200,000
        Current portion of long-term debt               4,365,381       6,284,692
        Other current liabilities                       3,924,485       3,802,061
                                                     ------------     -----------
                       Total current liabilities       13,289,866      23,286,753
Long-term debt                                         43,847,346      29,522,727
                                                     ------------     -----------
Total liabilities                                      57,137,212      52,809,480
Stockholders' equity                                   39,577,739      49,702,404
                                                     ------------     -----------
                                                     $ 96,714,951     102,511,884
                                                     ============     ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS

                                                                     1997             1996            1995
                                                                 ------------      ----------      -----------
Contract revenues                                                $ 10,056,322       9,415,734       11,614,632
Cost of contract revenues                                           9,331,103       8,396,344       10,999,758
                                                                 ------------      ----------      -----------
          Gross profit                                                725,219       1,019,390          614,874

Selling, general and administrative expenses                        3,982,916       3,896,182        4,255,974
                                                                 ------------      ----------      -----------
          Operating loss                                           (3,257,697)     (2,876,792)      (3,641,100)

Interest expense                                                   (5,116,414)     (6,064,964)      (6,087,231)
Interest income                                                        43,101          52,999           27,576
Underwriting fees                                                   1,718,281       2,132,685        2,433,587
Other income                                                        1,811,896       2,027,800        1,711,920
                                                                 ------------      ----------      -----------
          Loss before income taxes and equity in net
                earnings of subsidiaries                           (4,800,833)     (4,728,272)      (5,555,248)

Income tax benefit                                                 (1,500,000)     (1,473,000)      (1,750,000)
                                                                 ------------      ----------      -----------
          Loss before equity in net earnings of subsidiaries       (3,300,833)     (3,255,272)      (3,805,248)

Equity in net earnings of subsidiaries                              7,757,782       8,548,383        9,155,528
                                                                 ------------      ----------      -----------
          Net earnings                                           $  4,456,949       5,293,111        5,350,280
                                                                 ============      ==========      ===========

                                                                     (Continued)

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS

Cash flows from operating activities:                                 1997              1996             1995
                                                                  ------------      ------------      -----------
             Net earnings                                         $  4,456,949         5,293,111        5,350,280
             Depreciation and amortization                             684,521           682,166          677,407
             Equity in undistributed earnings of subsidiaries       (7,757,782)       (8,548,383)      (9,155,528)
             (Increase) decrease in accounts receivable               (839,594)         (174,311)          42,888
             (Increase) decrease in other assets                       149,711          (182,424)        (139,069)
             Increase (decrease) in other liabilities                  122,424          (587,169)         643,844
                                                                  ------------      ------------      -----------
                    Net cash used for operating activities          (3,183,771)       (3,517,010)      (2,580,178)
                                                                  ------------      ------------      -----------
Cash flows from investing activities:
             Capital expenditures                                      (60,122)          (85,108)        (155,700)
             Decrease in investment in subsidiaries                 13,714,452         9,834,721       10,768,258
             Other                                                          --          (335,606)              --
                                                                  ------------      ------------      -----------
                    Net cash provided by investing activities       13,654,330         9,414,007       10,612,558
                                                                  ------------      ------------      -----------
Cash flows from financing activities:
             Borrowings under lines of credit                        5,000,000         9,200,000        4,200,000
             Repayments of lines of credit                         (13,200,000)       (3,500,000)      (1,000,000)
             Repayment of long-term debt                            (3,594,692)       (1,820,181)      (1,777,706)
             Issuance of long-term debt                              8,500,000         2,500,000               --
             Issuance of Class A stock, net of taxes                   882,250           560,000               --
             Payments for acquisition and retirement of stock       (8,257,963)      (12,300,209)      (9,595,505)
                                                                  ------------      ------------      -----------
                    Net cash used for financing activities         (10,670,405)       (5,360,390)      (8,173,211)
                                                                  ------------      ------------      -----------
Net increase (decrease) in cash                                       (199,846)          536,607         (140,831)

Cash, beginning of year                                              1,021,946           485,339          626,170
                                                                  ------------      ------------      -----------
Cash, end of year                                                 $    822,100      $  1,021,946          485,339
                                                                  ============      ============      ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                         Condensed Financial Information
                     Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 1997 Annual Report.

(1)      SUPPLEMENTAL CASH FLOW INFORMATION

         Income taxes received from subsidiaries during the years ended December 31, 1997, 1996 and 1995 were $112,995, $1,990,201 and $2,214,656, respectively. Interest paid during the years ended December 31, 1997, 1996 and 1995 was $4,630,502, 6,099,379 and $5,769,404, respectively.
         Interest paid in 1996 and 1995 included $1,118,546 and $978,399, respectively, paid to subsidiaries for intercompany loans.

         During 1997, 1996 and 1995, the Company issued 450,000, 499,999 and
         149,997 shares of Class A Stock respectively at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         On February 5, 1997, ACMAT Corporation purchased the 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options. The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The purchase of stock with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(2)      LONG-TERM DEBT

         A summary of long-term debt at December 31, 1997 and 1996 follows:

                                                       1997              1996
                                                   -----------        ----------
Term Loan Due 2004                                 $ 6,690,000                --
Senior Notes Due 2005                               12,000,000                --
Term Loan Due 2003                                   1,874,998         2,232,142
Term Loan Due 2000                                   3,333,333         4,666,667
Mortgage Note Due 2000                               7,814,396         7,908,610
Convertible Note Due 2022                           16,500,000        16,500,000
Convertible Senior Notes Due 1999                           --         4,500,000
                                                   -----------        ----------
                                                   $48,212,727        35,807,419
                                                   ===========        ==========

         See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 1998 to 2002 and thereafter.

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

                  Years ended December 31, 1997, 1996 and 1995

                         Balance         Additions
                           at             charged                        Balance
                        beginning         to costs                         at
                           of               and                          end of
    Description          period           expenses     Deductions (a)    period

  Allowance for
doubtful accounts:
1997                    $322,406         620,000         632,660         309,746
                        ========         =======         =======         =======
1996                    $340,844         400,904         419,342         322,406
                        ========         =======         =======         =======
1995                    $271,519         340,000         270,675         340,844
                        ========         =======         =======         =======

(a) Deductions represent accounts written off.

ACMAT CORPORATION AND SUBSIDIARIES                                    Schedule V

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 1997, 1996 and 1995

                                                  Discount Ded.
                                  Reserves for     from Unpaid
                  Deferred        Unpaid Losses      Losses                                                           Losses & Loss
Affiliation        Policy          and Loss         and Loss                                              Net              Expenses
   with          Acquisition      Adjustment       Adjustment        Unearned          Earned         Investment            Related
Registrant         Costs           Expenses         Expenses         Premiums         Premiums          Income         Current Year
----------       ----------       ----------       ----------       ----------       ----------       ----------       ----------
Insurance
 Segment
1997             $2,078,405       48,900,713               --        9,804,159       15,045,844        6,461,615        5,176,030
                 ==========       ==========       ==========       ==========       ==========       ==========       ==========
1996             $2,905,875       47,960,084               --       12,341,642       19,899,936        6,482,573        7,137,183
                 ==========       ==========       ==========       ==========       ==========       ==========       ==========
1995             $3,459,308       45,253,311               --       14,302,613       23,492,905        6,035,307        8,015,877
                 ==========       ==========       ==========       ==========       ==========       ==========       ==========


                                   Amortization       Paid
                 Adjustment        of Deferred       Losses
Affiliation      Incurred            Policy          and Loss
   with          to                Acquisition      Adjustment        Premiums
Registrant       Prior Years         Costs           Expenses         Written
----------       ----------        ----------       ----------       ----------
Insurance
 Segment
1997               (838,778)        2,802,993        3,033,743       12,680,197
                 ==========        ==========       ==========       ==========
1996             (1,167,203)        3,617,308        3,214,109       18,041,488
                 ==========        ==========       ==========       ==========
1995               (900,506)        3,939,008        2,478,063       22,856,791
                 ==========        ==========       ==========       ==========

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

        NAME                        AGE               DIRECTOR          POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
                                                      SINCE             DURING LAST FIVE YEARS, INCLUDING OCCUPATION
HENRY W. NOZKO, SR. (1)             78                1951              Chairman of the Board, President and Chief Executive
                                                                        Officer of the Company.  Chairman of the Board and
                                                                        Director of United Coastal Insurance Company, ACSTAR
                                                                        Holdings, Inc. and ACSTAR Insurance Company.
                                                                        Co-Chief Executive Officer of United Coastal
                                                                        Insurance Company.

HENRY W. NOZKO, JR. (1)             51                1971              Executive Vice President, Chief Operating Officer,
                                                                        and Treasurer of the Company.  Member of the Audit
                                                                        Committee.  President, Co-Chief Executive Officer and
                                                                        Treasurer of United Coastal Insurance Company.
                                                                        President and Treasurer of ACSTAR Holdings, Inc. and
                                                                        ACSTAR Insurance Company.  Member, Boards of
                                                                        Directors of United Coastal Insurance Company, ACSTAR
                                                                        Holdings, Inc., ACSTAR Insurance Company and Three D
                                                                        Departments, Inc.

VICTORIA C. NOZKO (1)               79                1982              Housewife during past five years.  Member of the
                                                                        Audit Committee.

JOHN C. CREASY                      78                1987              Retired Chief Executive Officer of Danbury Hospital,
                                                                        Member, Board of United Coastal Insurance Company.
                                                                        Member of the Compensation Committee and Audit
                                                                        Committee.

MICHAEL J. SULLIVAN                 53                1993              Business Manager, Financial Secretary/Treasurer of
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

NAME                       AGE      OFFICES HELD

Henry W. Nozko, Sr.        78       President, Chief Executive Officer, Director
                                    and Chairman of the Board since 1951.

Henry W. Nozko, Jr.        51       Executive Vice President since 1982.
                                    Treasurer since 1973. Director since 1971, and Chief Operating Officer since 1985.

Robert H. Frazer           51       Vice President since 1982. Secretary since
                                    1992. General Counsel since 1977.

Michael P. Cifone          39       Vice President-Finance since 1990. Corporate
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

NAME AND PRINCIPAL                                               ANNUAL              LONG-TERM          ALL OTHER
POSITION                                                    COMPENSATION (A)       COMPENSATION (B)  COMPENSATION (C)

                                             YEAR        SALARY         BONUS      CLASS A OPTIONS
Henry W. Nozko, Sr                           1997       $430,000       $ 86,000             --       $ 10,591
Chairman, President                          1996       $428,292       $172,000         46,000       $ 10,345
and Chief Executive Officer                  1995       $407,875       $184,275             --       $  9,876

Henry W. Nozko, Jr                           1997       $310,000       $ 62,000             --       $ 10,488
Executive Vice President and Chief           1996       $334,500       $124,000         26,000       $ 10,238
Operating Officer                            1995       $292,833       $132,300             --       $  9,774

Robert H. Frazer, Esq                        1997       $165,000       $ 33,000             --       $ 10,450
Vice President, Secretary and                1996       $164,375       $ 49,500             --       $ 10,198
General Counsel                              1995       $156,875       $ 70,875             --       $  9,736

Michael P. Cifone                            1997       $110,000       $ 22,000             --       $  9,253
Vice President-Finance                       1996       $109,583       $ 33,000             --       $ 10,090
                                             1995       $104,583       $ 47,250             --       $  9,608

(A) Amounts shown include cash compensation earned and received by the executive officers. There are no other forms of non-cash compensation or other perquisites for any executive officer.

The Company has a Management Compensation Plan based upon earnings of the Company. As a guideline, the plan provides that participants may share in an incentive fund equal to 12% of pretax earnings, provided such pretax earnings amount to at least a 10% return on the Company's equity. However, both the participants and the amount of bonus are discretionary, provided the total amount of bonuses paid do not exceed the total incentive fund available. In addition, the Company may offer separate incentives and commissions on an individual basis.

(B) Options were granted for ACMAT Class A Stock.

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

         The following table provides information on options exercised during 1997 by the named Executive Officers and the value of their unexercised options at December 31, 1997. No options were granted in 1997.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                             END 1997 OPTION VALUES

                                                                       Number of
                                           Shares                      Unexercised   Value of Unexercised
                                          Acquired        Value         Options at   In-the-Money Options
Name                                     on Exercise     Realized      12/31/97 (1)     at 12/31/97 (2)
                                         -----------     --------      ------------  --------------------
Henry W. Nozko, Sr
      - ACMAT Class A Stock Options             --             --         61,000       $380,500
      - ACMAT Common Stock Options              --             --         50,000       $512,500

Henry W. Nozko, Jr
      - ACMAT Class A Stock Options         20,000       $195,000         61,000       $490,500
      - ACMAT Common Stock Options              --             --         50,000       $512,500

Robert H. Frazer
      - ACMAT Class A Stock Options         30,000       $293,438         50,000       $462,500

Michael P. Cifone
      - ACMAT Class A Stock Options         35,000       $277,500         10,000       $ 85,000

         (1) Represents the number of options held at year end. All options were exercisable at December 31, 1997.

         (2) Represents the total gain which would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 1, 1998, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                                              PERCENTAGE              PERCENTAGE
                                         CLASS               NUMBER OF SHARES                  OF CLASS                OF TOTAL
         BENEFICIAL OWNER               OF STOCK          BENEFICIALLY OWNED (1)             OUTSTANDING           VOTING POWER (16)
         ----------------               --------          ----------------------             ------------          -----------------
Henry W. Nozko, Sr                        Common                 444,000(2)(5)                      68.64%                   43.41%
                                         Class A                  76,200(2)(4)                       2.76
Henry W. Nozko, Jr                        Common                 189,274(2)(3)(5)                   29.26                    20.00
                                         Class A                 187,574(2)(3)(4)                    6.80
Victoria C. Nozko                        Class A                  42,000(6)                          1.55                      .43
John C. Creasy                            Common                   3,300                              .55                      .52
                                         Class A                  18,453(7)                           .68
Michael J. Sullivan                      Class A                  18,390(8)                           .68                      .19
Sheet Metal Workers'
National Pension Fund                    Class A               1,500,000(9)                         35.74                    13.23
Franklin Resources, Inc.                 Class A                 495,000(10)                        16.50                     4.52
First Manhattan Co.                      Class A                 348,550(11)                        12.92                     3.54
Queensway Financial
   Holdings Limited                      Class A                 311,000(12)                        11.53                     3.16
Investment Counselor of
Maryland, Inc.                           Class A                 190,000(13)                         7.04                     1.93
EQSF Advisors, Inc.                      Class A                 189,978(14)                         7.04                     1.93
U.S. Bancorp                             Class A                 179,800(15)                         6.67                     1.83
All Directors and
Officers (7 persons)
as a Group                                Common                 636,574                            91.35                    61.14
                                         Class A                 404,232                            13.80

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

(3) Does not include 24,250 shares of Class A Stock and 5,500 shares of Common Stock held by Mr. Nozko, Jr. as custodian for his minor children nor 1,900 shares of Class A Stock and 2,750 shares of Common Stock held by his wife, Gloria C. Nozko.

(4)      Includes options to purchase 61,000 shares of Class A Stock.

(5)      Includes options to purchase 50,000 shares of Common Stock.

(6)      Includes options to purchase 15,000 shares of Class A Stock.

(7)      Includes options to purchase 16,500 shares of Class A Stock.

(8)      Includes options to purchase 18,000 shares of Class A Stock.

(9) Assumes the full conversion of $16,500,000 principal amount of 11.5% Convertible Note into 1,500,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.

(10) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404

(11)     Address of First Manhattan Co. is 437 Madison Avenue, New York, NY
         10022.

(12) Address of Queensway Financial Holdings Limited is 90 Adelaide Street West, Toronto, Ontario M5H3V9.

(13) Address of Investment Counselor's of Maryland, Inc. is 803 Cathedral Street, Baltimore, MD 21201.

(14)     Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
         10017-2023.

(15)     Address of U.S. Bancorp is 601 2nd Avenue South, Minneapolis, MN
         55402-4302.

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

AIG Life Insurance Company

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of its own Class A Stock from AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York (733,333 shares). The 1,099,996 shares of Class A Stock were acquired throughout the past two years by AIG Life Insurance Company and American International Life Assurance Company of New York pursuant to the conversion options of the Convertible Senior Notes. The shares were purchased by the Company at an average price of $14.70 per share for a total purchase price of $16,174,942.

The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate (8-1/2%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%.

American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded $199,266 in reinsurance premiums in the year ended December 31, 1997.

Other Relationships

During the year ended December 31, 1997, the Company paid to Dr. Arthur Cosmas $114,690 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. Consolidated Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report
                  Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995
                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements - December 31, 1997, 1996 and 1995

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

(b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fourth quarter of 1997.

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

(21)          Subsidiaries of ACMAT.

(27)          Financial Data Schedule.

(28) Information from Reports Furnished to State Insurance Regulatory Authorities. Schedule P of the Annual Statements of ACSTAR Insurance Company and United Coastal Insurance Company for 1997.

(99)          Agreement to furnish copies of long-term debt instruments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACMAT CORPORATION

      Dated:  March 25, 1998                By:________________________
                                            Henry W. Nozko, Sr., President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    Chairman of the Board,
                                    President, Chief Executive
      ____________________          Officer and Director          March 25, 1998
      Henry W. Nozko, Sr.

                                    Chief Operating Officer,
                                    Executive Vice President
      ____________________          Treasurer and Director        March 25, 1998
      Henry W. Nozko, Jr.

                                    Vice President - Finance
                                    (Principal Financial and
      ____________________          Accounting Officer)           March 25, 1998
      Michael P. Cifone

      ____________________          Director                      March 25, 1998
      Victoria C. Nozko

      ____________________          Director                      March 25, 1998
      John C. Creasy

                                INDEX TO EXHIBITS

    Regulation S-K Exhibit                    Page Number
    Exhibit 3                       - Bylaws                                                     Incorporated by Reference

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

    Exhibit 4c                      - Open-end Mortgage Deed/Security                            Incorporated by Reference
                                       Agreement between ACMAT and The
                                       Manufacturers Life Insurance Co.

    Exhibit 4d                      - Loan Agreement between ACMAT and                           Incorporated by Reference
                                       Shawmut Bank

    Exhibit 10a                     - Annual Management                                          Incorporated by Reference
                                       Compensation Plan

    Exhibit 10b                     - Stock Purchase and Note Agreement                          Incorporated by Reference
                                       between ACMAT Corporation
                                       and The Sheet Metal Workers'
                                       National Pension Fund

    Exhibit 21                      - Subsidiaries of ACMAT                                      Page 55

    Exhibit 27                       - Financial Data Schedule                                   Page 56

    Exhibit 28                      - Information from Reports                                   Page 57
                                       Furnished to State Insurance
                                       Regulatory Authorities

    Exhibit 99                       - Agreement to furnish copies of long-term                  Page 62
                                       debt instruments