Form 10-Q
period 1998-03-31
ACMAT CORP
filed 1998-05-15
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended March 31, 1998

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares outstanding
Title of Class                                         at April 30, 1998
--------------                                         ------------------
Common Stock                                                  596,857
Class A Stock                                               2,684,773

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

Part I Financial Information
Item 1 Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                            March 31,               December 31,
Assets                                                                                        1998                      1997
                                                                                              ----                      ----
Investments:
   Fixed maturities-available for sale, at market (Cost of $121,995,916 in 1998
   and $101,523,931 in 1997)                                                                $ 122,111,159              101,852,980
   Equity securities, at market value (Cost $983,074 in 1998 and $983,074 in 1997)              1,003,033                1,010,927
   Short-term investments, at cost which approximates market                                    7,475,974               32,422,313
                                                                                             ------------              -----------
     Total investments                                                                        130,590,166              135,286,220
Cash and cash equivalents                                                                       1,962,512                2,095,449
Accrued interest receivable                                                                     1,638,612                1,458,164
Reinsurance recoverable                                                                         3,477,023                3,478,121
Receivables, net                                                                                6,516,424                7,118,527
Prepaid expenses                                                                                  247,737                  204,642
Deferred income taxes                                                                           1,870,849                1,940,936
Limited partnership investment                                                                  2,466,411                2,052,475
Property & equipment, net                                                                      13,052,712               13,179,337
Deferred policy acquisition costs                                                               1,973,618                2,078,405
Other assets                                                                                    4,394,183                3,529,634
Intangibles, net                                                                                3,140,360                3,222,023
                                                                                             ------------             ------------
                                                                                              171,330,607              176,208,762
                                                                                              ===========              ===========
Liabilities & Stockholders' Equity

Notes payable to banks                                                                          7,000,000                5,000,000
Accounts payable                                                                                2,509,745                3,188,554
Reserves for losses and loss adjustment expenses                                               47,609,200               48,900,713
Unearned premiums                                                                               9,128,992                9,804,159
Cash collateral held                                                                           17,650,592               20,275,702
Accrued liabilities                                                                             1,321,939                1,249,168
Income taxes                                                                                      140,834                        -
Long-term debt                                                                                 45,995,099               48,212,727
                                                                                             ------------              -----------
     Total liabilities                                                                        131,356,401              136,631,023

Stockholders' Equity:
   Common Stock (No Par Value; 3,500,000 Shares Authorized; 596,857 and
     596,857 Shares Issued and Outstanding)                                                       596,857                  596,857
   Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,684,774 and
     2,712,174 Shares Issued and Outstanding)                                                   2,684,774                2,712,174
   Retained earnings                                                                           36,603,342               36,033,153
   Net unrealized gain on securities                                                               89,233                  235,555
                                                                                              -----------              -----------
   Total stockholders' equity                                                                  39,974,206               39,577,739
                                                                                              -----------              -----------
                                                                                            $ 171,330,607              176,208,762
                                                                                              ===========              ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1998 and 1997

                                                                                 1998                            1997
                                                                                 ----                            ----
Earned premiums                                                               $2,848,325                     $ 4,477,238
Contract revenues                                                              2,175,692                       1,773,134
Investment income, net                                                         1,722,274                       1,736,102
Net realized capital gains                                                       103,201                          35,556
Other income                                                                     553,005                         241,779
                                                                               ---------                       ---------
                                                                               7,402,497                       8,263,809
                                                                               ---------                       ---------

Cost of contract revenues                                                      2,255,453                       1,660,662
Losses and loss adjustment expenses                                              684,737                       1,343,171
Amortization of policy acquisition costs                                         520,871                         863,054
Selling, general and administrative expenses                                   1,333,192                       1,461,013
Interest expense                                                               1,241,134                       1,320,284
                                                                               ---------                       ---------
                                                                               6,035,387                       6,648,184
                                                                               ---------                       ---------

Earnings before income taxes                                                   1,367,110                       1,615,625

Income taxes
   Federal                                                                       361,584                         446,399
   State                                                                           2,000                          20,000
                                                                               ---------                        --------
                                                                                 363,584                         466,399
                                                                                 -------                         -------


Net earnings                                                                  $1,003,526                      $1,149,226
                                                                               =========                      ==========


Basic Earnings Per Share                                                              .30                             .31

Diluted Earnings Per Share                                                            .27                             .27

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements Of Stockholders' Equity

                                                                                                            Net
                                                                                                         unrealized        Total
                                            Common stock      Class A      Additional      Retained        gains       stockholders'
                                              par value     stock par       paid-in        earnings     (losses) on       equity
                                                               value        capital                      securities


Balance as of December 31, 1996                 $600,257     $3,488,860     $8,407,877    $36,894,494       $ 310,916   $49,702,404

Acquisition and Retirement of  1,900
Shares of Common  Stock                           (1,900)             -        (37,396)             -               -       (39,296)

Acquisition and Retirement of
1,129,568 Shares of Class A Stock                      -     (1,129,568)   (12,420,481)    (2,985,320)                  (16,535,369)

Issuance of 450,000 Shares of Class A Stock            -        450,000      4,050,000              -                     4,500,000
                                                                                                                    -

Issuance of 8,500 Shares of Class A
Stock pursuant to stock options                        -          8,500         42,500              -               -        51,000

Net Unrealized Appreciation of Debt
and Equity Securities                                  -              -              -              -        (691,221)     (691,221)


Net Earnings                                           -             -               -      1,149,226               -     1,149,226
                                                --------     -----------   -----------    -----------       ----------  -----------

Balance as of March 31, 1997                    $598,357     $2,817,792    $         -    $35,100,900       $(380,305)  $38,136,744
                                                ========     ==========    ===========    ===========       ==========  ===========
                                                                             -


Balance as of December 31, 1997                 $596,857     $2,712,174       $      -    $36,033,153       $ 235,555   $39,577,739

Acquisition and Retirement of 27,400
Shares of Class A Stock                                -        (27,400)             -       (433,337)              -      (460,737)

Net Unrealized Losses on Debt and
Equity Securities                                      -              -              -              -        (146,322)     (146,322)

Net Earnings                                           -              -              -      1,003,526               -     1,003,526
                                                --------       --------       --------    -----------       ---------   -----------

Balance as of March 31, 1998                    $596,857     $2,684,774    $         -    $36,603,342       $  89,233   $39,974,206
                                                ========     ==========    ===========    ===========       =========   ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997

                                                                                                      1998            1997
                                                                                                      ----            ----
Cash flows from operating activities:
   Net earnings                                                                                   $ 1,003,526     $ 1,149,226
   Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                                    357,051         388,177
     Net realized capital gains                                                                      (103,201)        (35,556)
     Limited partnership investment adjustment                                                       (413,936)        (61,668)
   Changes in:
Accrued interest receivable                                                                          (180,448)       (495,408)
Reinsurance recoverable                                                                                 1,098         275,576
Receivables, net                                                                                      602,103        (450,391)
Deferred policy acquisition costs                                                                     104,787         296,858
Prepaid expenses and other assets                                                                    (925,851)        686,284
Accounts payable and accrued liabilities                                                             (606,038)         (6,665)
Cash collateral held                                                                               (2,625,110)       (296,768)
Reserves for losses and loss adjustment expenses                                                   (1,291,513)       (239,734)
Income taxes, net                                                                                     851,125         329,178
Unearned premiums                                                                                    (675,167)     (1,159,218)
                                                                                                  ------------     -----------
   Net cash provided by (used for) operating activities                                            (3,901,574)        379,891
                                                                                                   -----------     ----------

Cash flows from investing activities:
Proceeds from investments sold or matured:
   Fixed maturities-sold                                                                            6,498,484       6,233,293
   Fixed maturities-matured                                                                        10,545,000       6,800,000
   Equity securities                                                                                1,022,466               -
   Short-term investments                                                                          40,154,527      80,604,928
Purchases of:
   Fixed maturities                                                                               (37,565,287)    (51,301,008)
   Equity securities                                                                               (1,000,000)              -
   Short-term investments                                                                         (15,208,188)    (42,755,938)
Capital expenditures                                                                                        -         (14,399)
                                                                                                    ---------      ----------
     Net cash provided by (used for) investing activities                                           4,447,002        (433,124)
                                                                                                    ---------        ---------

Cash flows from financing activities:
Borrowings under lines of credit                                                                    2,000,000       2,000,000
Repayments under lines of credit                                                                            -      (5,200,000)
Borrowings on long-term debt                                                                                -       8,500,000
Repayments on long-term debt                                                                       (2,217,628)       (409,611)
Payments for acquisition & retirement of stock                                                       (460,737)     (4,523,665)
                                                                                                  ------------     -----------

     Net cash provided by (used for) financing activities                                            (678,365)        366,724
                                                                                                     ---------     ----------

Net increase (decrease) in cash and cash equivalents                                                 (132,937)        313,491

Cash and cash equivalents at beginning of period                                                    2,095,449       2,187,227
                                                                                                    ---------       ---------

Cash and cash equivalents at end of period                                                         $1,962,512      $2,500,718
                                                                                                    =========       =========

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2) Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. The Company has restated earnings per share for all prior periods presented to comply with the provisions of SFAS No. 128.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 1998 and 1997:

                                                                                      Average
                                                                                      Shares                  Per-Share
           1998:                                             Earnings                 Outstanding             Amount
           -----                                             --------                 -----------             ------
           Basic EPS:
                    Earnings available to stockholders       $1,003,526               3,300,340               $.30

           Effect of Dilutive Securities:
                    Stock options                                    -                  112,193
                    Convertible Note                         $  313,088               1,500,000
                                                             ----------               ---------

           Diluted EPS:
                    Earnings available to stockholders       $1,316,614               4,912,533               $.27
                                                              =========               =========                ===

           1997:
           Basic EPS:
                    Earnings available to stockholders       $1,149,226               3,684,033               $.31

           Effect of Dilutive Securities:
                    Stock options                                    -                  126,387
                    Convertible Senior Notes                 $   29,903                 150,000
                    Convertible Note                         $  313,088               1,500,000
                                                             ----------               ---------

           Diluted EPS:
                    Earnings available to stockholders       $1,492,217               5,460,420               $.27
                                                              =========               =========               ====

(3) Supplemental Cash Flow Information

Income tax refund received during the three months ended March 31, 1998 was $487,541 and income taxes paid during the three months ended March 31, 1997 was $137,221. Interest paid for the three months ended March 31, 1998 and 1997 was $968,289 and $568,712, respectively.

On February 5, 1997 the Company issued 450,000 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York. The issuance of stock pursuant to the conversion option of the Convertible Senior notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(4) Stock Transaction

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options. The shares were purchased at an average price of $14.70 per share for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 which commenced January 31, 1998, with interest at prime rate (8-1/2%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The purchase of stock with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

(5) Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                                                     1998                  1997
                                                                                                     ----                  ----
Net income                                                                                         $1,003,526            $1,149,226
Other comprehensive income, net of tax
    Unrealized gains (losses) on investments:
    Unrealized holding gain (loss) arising during period (net of income tax expense
      (benefit) of $40,289 and ($343,994) for 1998 and 1997, respectively                             (78,209)             (667,754)
    Less reclassification adjustment for gains included in net income (net of income tax
      expense of ($35,088) and ($12,089) for 1998 and 1997                                             68,113                23,467
                                                                                                    ---------             ---------
    Other comprehensive income                                                                       (146,322)             (691,221)
                                                                                                     ---------             ---------

Comprehensive income                                                                                $ 857,204             $ 458,005
                                                                                                      =======               =======


(6) Future Accounting Standard

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

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $1,003,526 for the three months ended March 31, 1998 compared to $1,149,226 for the same period a year ago. The decrease in net earnings for the quarter ended March 31, 1998 reflects a decrease in earned premiums and contract earnings offset in part by the earnings from the limited partnership investment.

Earned Premiums

Earned premiums for the three months ended March 31, 1998 decreased to $2,848,325 compared to $4,477,238 for the same period in 1997. Net written premiums were $2,260,007 for the three months ended March 31, 1998 compared to $3,741,360 for the three months ended March 31, 1997. The decrease in earned premiums in 1998 reflects the 40% decrease in 1998 net written premiums over 1997 net written premiums primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service .

Contract Revenues

Contract revenues were $2,175,692 for the three-month period ended March 31, 1998 compared to $1,773,134 for the same period in 1997. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $2,750,000 at March 31, 1998 compared to $7,000,000 a year ago.

Investment Income, Net

Net investment income was $1,722,274 for the three-month period ended March 31, 1998 compared to $1,736,102 for the same period in 1997, representing effective yields of 5.11% and 4.87%, respectively. Invested assets, including cash, were $132,552,678 and $137,381,669 at March 31, 1998 and December 31, 1997,
respectively. The decrease in invested assets is attributable to the net cash flow used to repay debt, repurchase stock and repayment of cash collateral.

Net Realized Capital Losses

Realized capital gains from the sale of investments in the three-month period ended March 31, 1998 were $103,201 compared to $35,556 for the same period in 1997.

Other Income

Other income was $553,005 for the three-month period ended March 31, 1998 compared to $241,779 for the same period in 1997. The increase in other income reflects earnings of approximately $400,000 from the limited partnership investment in 1998.

The earnings from the limited partnership investment, which invests primarily in small capitalization stocks, fluctuate as those stocks are traded on the national Market exchanges.

Costs of Contract Revenues

Costs of contract revenues were $2,255,453 for the three-month period ended March 31, 1998 compared to $1,660,662 for the same period in 1997. The gross loss in 1998 is primarily related to a large construction project. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $684,737 for the three-month period ended March 31, 1998 compared to $1,343,171 for the same period in 1997. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums from 1998 to 1997. Losses and loss adjustment expense reserves represent management's estimate of the ultimate costs of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $520,871 for the three-month period ended March 31, 1998 as compared to $863,054 for the same period in 1997. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,333,192 for the three-month period ended March 31, 1998 compared to $1,461,013 for the same period in 1997. The decrease in the selling, general and administrative expenses during 1998 is due primarily to a decrease in bad debt expense and salary expense.

Interest Expense

Interest expense decreased to $1,241,134 for the three-month period ended March 31, 1998 compared to $1,320,284 for the same period in 1997. The decrease in interest expense in 1998 is due primarily to the decrease in long-term borrowings offset in part by an increased short-term debt.

Income Taxes

Income tax expense was $363,584 for the three-month period ended March 31, 1998 compared to $466,399 for the same period in 1997, representing effective Federal tax rates of 26.5% and 27.6%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 1998 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 24.0% and 30.0% for the three-month periods ended March 31, 1998 and 1997, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 54.5% and 46.0% for the three-month period ended March 31, 1998 and 1997, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 78.5% and 76.0% for the three-month period ended March 31, 1998 and 1997, respectively.

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

The Company used cash flow for operations of $3,901,574 for the three-month period ended March 31, 1998 compared to the cash flow provided by operations of $379,891 for the same period in 1997. Net cash flows provided by operations in 1998 were derived principally from premium collections and collateral held. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock, repay cash collateral and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 1998 amounted to $4,447,002 compared to net cash used for investing activities of $433,124 for the same period in 1997.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 1998.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $7.0 million outstanding under this line of credit as of March 31, 1998.

During the three-month period ended March 31, 1998, the Company also purchased, in the open market and privately negotiated transactions, 27,400 shares of its Class A Stock at an average price of $16.82 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $10,032,000 in 1998.

YEAR 2000 ISSUE

In 1997, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. At March 31, 1998, approximately 40% of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 1998 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

    a.  Exhibits
        -27. Financial Data Schedule

    b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACMAT CORPORATION


Date:  May 13, 1998                /S/ Henry W. Nozko, Sr.
                                   _____________________________________________
                                   Henry W. Nozko, Sr., President and Chairman

Date:  May 13, 1998                /S/ Henry W. Nozko, Jr.
                                   _____________________________________________
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer