Form 10-Q
period 1998-06-30
ACMAT CORP
filed 1998-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from_____ to_________


Commission file number  0-6234
                        ------

                                ACMAT CORPORATION

Connecticut                                                 06-0682460
(State of Incorporation)                                     (I.R.S.
                                                  Employer Identification No.)


              233 Main Street, New Britain, Connecticut 06050-2350
                    (Address of principal executive offices)


Registrant's telephone number including area code:                (860) 229-9000
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


                                                          Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares outstanding
Title of Class                                         at July 31, 1998
--------------                                         ----------------

   Common Stock                                             596,357
   Class A Stock                                          2,625,416

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                        PAGE

   Item 1.Financial Statements
          Consolidated Balance Sheets                                3
          Consolidated Statements of Earnings                        4
          Consolidated Statements of Stockholders' Equity            5
          Consolidated Statements of Cash Flows                      6
          Notes to Consolidated Financial Statements                 7

   Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9

Part II  OTHER INFORMATION

   Item 4.Submission of Matters to a Vote of Security Holders        13

   Item 6.Exhibits and Reports on Form 8-K                           13

   Signatures                                                        14

Part I Financial Information

Item 1 Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets

                                                                                                  June 30, 1998    December 31, 1997
                                                                                                  -------------    -----------------
Assets

Investments:
    Fixed maturities-available for sale, at market (Cost of $107,764,006 in 1998
      and 101,523,931 in 1997)                                                                    $107,974,134          101,852,980
    Equity securities, at market value (Cost $1,005,262 in 1998 and $983,074 in 1997)                1,027,702            1,010,927
    Short-term investments, at cost which approximates market                                        8,788,418           32,422,313
                                                                                                 -------------         ------------
     Total investments                                                                             117,790,254          135,286,220
Cash                                                                                                 4,043,523            2,095,449
Accrued interest receivable                                                                          1,464,610            1,458,164
Reinsurance recoverable                                                                              3,470,313            3,478,121
Receivables, net                                                                                     7,523,506            7,118,527
Income tax refund receivable                                                                           128,595              564,829
Prepaid expenses                                                                                       180,741              204,642
Deferred income taxes                                                                                1,799,503            1,940,936
Limited partnership investment                                                                       1,866,913            2,052,475
Property & equipment, net                                                                           12,928,465           13,179,337
Deferred policy acquisition costs                                                                    1,935,901            2,078,405
Other assets                                                                                         7,451,666            3,529,634
Intangibles, net                                                                                     3,058,697            3,222,023
                                                                                                  ------------         ------------
                                                                                                   163,642,687          176,208,762
                                                                                                   ===========          ===========
Liabilities & Stockholders' Equity

Notes payable to banks                                                                               4,000,000            5,000,000
Accounts payable                                                                                     3,430,216            3,188,554
Reserves for losses and loss adjustment expenses                                                    45,161,443           48,900,713
Unearned premiums                                                                                    9,407,709            9,804,159
Collateral held                                                                                     14,574,099           20,275,702
Accrued liabilities                                                                                  1,332,200            1,249,168
Long-term debt                                                                                      45,276,860           48,212,727
                                                                                                    ----------          -----------
       Total liabilities                                                                           123,182,527          136,631,023


Stockholders' Equity:
    Common Stock (No Par Value; 3,500,000 Shares Authorized; 596,357 and
       596,857 Shares Issued and Outstanding)                                                          596,357              596,857
    Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,688,380
       and 2,712,174 Shares Issued and Outstanding)                                                  2,688,380            2,712,174
    Retained earnings                                                                               37,021,929           36,033,153
    Accumulated other Comprehensive Income                                                             153,494              235,555
                                                                                                  ------------         ------------
       Total stockholders' equity                                                                   40,460,160           39,577,739
                                                                                                  ------------           ----------
                                                                                                  $163,642,687          176,208,762
                                                                                                  ============          ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings



                                                           Three months ended,                         Six months ended,
                                                                 June 30,                                   June 30,
                                                       ----------          ----------          -------------         ------------
                                                        1998                  1997                  1998                  1997
                                                        ----                  ----                  ----                  ----
Earned premiums                                       $2,939,350            4,633,176             5,787,675             9,110,414
Contract revenues                                      2,913,692            1,818,381             5,089,384             3,591,515
Investment income, net                                 1,699,031            1,804,132             3,421,305             3,540,234
Net realized capital gains                                 1,369                5,396               104,570                40,952
Other income (expense)                                  (590,084)             380,980               (37,079)              622,759
                                                       ----------          ----------          -------------         ------------
                                                       6,963,358            8,642,065            14,365,855            16,905,874
                                                       ---------            ---------            ----------            ----------


Losses and loss adjustment expenses                      480,378            1,389,953             1,165,115             2,733,124
Amortization of policy acquisition costs                 444,824              905,826               965,695             1,768,880
Cost of contract revenues                              2,761,769            1,636,391             5,017,222             3,297,053
Selling, general and administrative expenses           1,285,974            1,394,871             2,619,166             2,855,884
Interest expense                                       1,204,849            1,365,372             2,445,983             2,685,656
                                                       ---------            ---------           -----------            ----------
                                                       6,177,794            6,692,413            12,213,181            13,340,597
                                                       ---------            ---------            ----------            ----------

Earnings before income taxes                             785,564            1,949,652             2,152,674             3,565,277

Income taxes
    Federal                                              160,310              525,237               521,894               971,636
    State                                                  5,000               15,000                 7,000                35,000
                                                       ---------             --------             ---------            ----------
                                                         165,310              540,237               528,894             1,006,636
                                                         -------              -------               -------             ---------

Net earnings                                            $620,254            1,409,415             1,623,780             2,558,641
                                                         =======            =========             =========             =========


Basic earnings per share                                    .19                  .39                   .49                   .69

Diluted earnings per share                                  .19                  .34                   .46                   .61





See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                      Common          Class A                                          Accumulated
                                      stock            stock          Additional                          other          Total
                                       par              par            paid-in          Retained       comprehensive   stockholders'
                                      value            value           capital          earnings          income          equity


Balance as of December 31, 1996        $600,257      $3,488,860       $8,407,877       $36,894,494        $310,916      $49,702,404

  Acquisition and retirement of
  1,900 Shares of Common Stock           (1,900)            ---          (37,396)                              ---          (39,296)

  Acquisition and retirement of
  1,185,868 Shares of Class A Stock         ---      (1,185,868)     (12,800,481)       (3,517,839)            ---      (17,504,188)

  Issuance of 450,000 Shares                ---         450,000        4,050,000               ---             ---        4,500,000
    of Class A Stock

  Issuance of 63,500 shares of              ---          63,500          380,000               ---             ---          443,500
    Class A Stock pursuant to stock
    options

  Net Unrealized Losses on Debt             ---             ---              ---               ---        (142,788)        (142,788)
     and Equity Securities

  Net Earnings                              ---             ---              ---         2,558,641             ---        2,558,641
                                       --------      ----------           ------       -----------        --------      -----------

Balance as of June 30, 1997            $598,357      $2,816,492          $   ---       $35,935,296        $168,128      $39,518,273
                                       ========      ==========           ======       ===========        ========      ===========



Balance as of December 31, 1997        $596,857      $2,712,174          $   ---       $36,033,153        $235,555      $39,577,739

  Acquisition and Retirement of
     500 Shares of Common Stock            (500)            ---              ---            (7,250)            ---           (7,750)

  Acquisition and Retirement of                                         (187,500)
     53,794 Shares of Class A Stock         ---         (53,794)                          (627,754)            ---         (869,048)

  Issuance of 15,000 Shares of
   Class A Stock pursuant to
   stock options                            ---          30,000          187,500               ---             ---          217,500

  Net Unrealized Losses on Debt
   and Equity Securities                    ---             ---              ---               ---         (82,061)         (82,061)

  Net Earnings                              ---             ---              ---         1,623,780             ---        1,623,780
                                       --------      ----------           ------       -----------        --------      -----------

Balance as of June 30, 1998            $596,357      $2,688,380          $   ---       $37,021,929        $153,494      $40,460,160
                                       ========      ==========          =======       ===========        ========      ===========





See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997


                                                                                      1998                           1997
                                                                                      ----                           ----
Cash flows from operating activities:
    Net earnings                                                                    $1,623,780                      2,558,641
    Adjustments to reconcile net earnings to net cash provided by
      (used for) operating activities:
      Depreciation and amortization                                                    720,111                        758,386
      Net realized capital gains                                                      (104,570)                       (40,952)
      Limited Partnership Investment Adjustment                                        185,562                       (295,833)
      Changes in:
        Accrued interest receivable                                                     (6,446)                      (252,354)
         Reinsurance recoverable                                                         7,808                        419,772
         Receivables, net                                                             (404,979)                      (352,564)
         Deferred policy acquisition costs                                             142,504                        563,271
         Prepaid expenses and other assets                                          (1,084,545)                       504,975
         Accounts payable and accrued liabilities                                      324,694                       (396,965)
         Reserves for losses and loss adjustment expenses                           (3,739,270)                       506,758
         Income taxes, net                                                             619,937                        (90,377)
         Unearned premiums                                                            (396,450)                    (1,992,899)
                                                                                    -----------                    -----------
             Net cash provided by (used for) operating activities                   (2,211,864)                     2,185,692
                                                                                    ----------                    -----------

Cash flows from investing activities:

    Proceeds from investments sold or matured:
      Fixed maturities-sold                                                         15,925,251                     17,577,826
      Fixed maturities-matured                                                      22,776,102                     14,630,000
      Equity securities                                                              1,022,466                              -
      Short term investments                                                        47,095,398                    104,665,070
    Purchases of:
      Fixed maturities                                                             (45,140,729)                   (55,823,507)
      Equity securities                                                             (1,000,000)                      (500,000)
      Short-term investments                                                       (23,461,503)                   (74,880,008)
      Collateral held                                                               (5,701,603)                    (1,514,384)
    Capital expenditures                                                               (10,279)                       (73,138)
    Other                                                                           (2,750,000)                      -
                                                                                    -----------                    -----------
         Net cash provided by investing activities                                   8,755,103                      3,786,026
                                                                                    -----------                    -----------

Cash flows from financing activities:
    Borrowings under line of credit                                                  2,000,000                      2,000,000
    Payments under line of credit                                                   (3,000,000)                    (9,200,000)
    Repayments on long-term debt                                                    (2,935,867)                    (2,161,208)
    Issuance of long-term debt                                                               -                      8,500,000
    Issuance of Class A Stock                                                          217,500                        443,500
    Payments for acquisition & retirement of stock                                    (876,798)                    (5,543,484)
                                                                                    -----------                    -----------
         Net cash used for financing activities                                     (4,595,165)                    (5,961,192)
                                                                                    -----------                    -----------

Net increase in cash                                                                 1,948,074                         10,526

Cash at beginning of period                                                          2,095,449                      2,187,227
                                                                                     ---------                      ---------

Cash at end of period                                                               $4,043,523                      2,197,753
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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 1998 and 1997:

                                                                                      Average
                                                                                      Shares                  Per-Share
           1998:                                             Earnings                 Outstanding             Amount
           -----                                             --------                 -----------             ------
           Basic EPS:
                    Earnings available to stockholders       $1,623,780               3,290,583               $.49

           Effect of Dilutive Securities:
                    Stock options                                    -                  110,492
                    Convertible Note                         $  626,175               1,500,000
                                                               --------               ---------

           Diluted EPS:
                    Earnings available to stockholders       $2,249,955               4,901,075               $.46
                                                              =========               =========                ===

           1997:
           -----
           Basic EPS:
                    Earnings available to stockholders       $2,558,641               3,549,008               $.69

           Effect of Dilutive Securities:
                    Stock options                                     -                 120,737
                    Convertible Senior Notes                 $   29,903                  87,017
                    Convertible Note                         $  626,175               1,500,000
                                                             ----------               ---------

           Diluted EPS:
                    Earnings available to stockholders       $3,214,719               5,256,762               $.61
                                                             ==========               =========               ====

(3) Supplemental Cash Flow Information

Income taxes received during the six months ended June 30, 1998 was $91,043 and income taxes paid during the six months ended June 30, 1997 was $1,097,012. Interest paid for the six months ended June 30, 1998 and 1997 was $2,408,260 and $2,201,064 respectively.

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

The following table summarizes comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                                 1998                1997
                                                                                                 ----                ----

Net income                                                                                    $ 1,623,780        $ 2,558,641
Other comprehensive income, net of tax
    Unrealized gains (losses) on investments:
    Unrealized holding gain (loss) arising during period net of income tax
       benefit of $6,720 and $59,634 for 1998 and 1997, respectively                              (13,045)          (115,760)
    Less reclassification adjustment for gains included in net income net of income tax
       expense of ($35,554) and ($13,924) for 1998 and 1997, respectively                          69,016             27,028
                                                                                              -----------        -----------
    Other comprehensive income                                                                    (82,061)          (142,788)
                                                                                              -----------        -----------

Comprehensive income                                                                          $ 1,541,719        $ 2,415,853
                                                                                              ===========        ===========


(6) Future Accounting Standards

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This Statement should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $620,254 for the three months ended June 30, 1998 compared to $1,409,415 for the same period a year ago. Net earnings for the six months ended June 30, 1998 were $1,623,780 compared to $2,558,641 for the six months ended June 30, 1997. The decrease in net earnings for the three and six-month periods reflects a decrease in earned premiums, investment income and a loss in the limited partnership investment.

Earned Premiums

Net written premiums were $2,614,892 for the three months ended June 30, 1998 compared to $3,555,254 for the three months ended June 30, 1997. Net written premiums for the six months ended June 30, 1998 were $4,874,899 compared to $7,296,614 for the six months ended June 30, 1997. Premiums earned for the three months ended June 30, 1998 were $2,939,350 as compared to $4,633,176 for the three months ended June 30, 1997. Premiums earned for the six months ended June 30, 1998 were $5,787,675 as compared to $9,110,414 for the six months ended June 30, 1997. The decrease in net written premiums and earned premiums for the three and six months ended June 30, 1998 compared to the same periods in 1997 is primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operation. Variances in net premiums written have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $2,913,692 for the three-month period ended June 30, 1998 compared to $1,818,381 for the same period in 1997. Contract revenues were $5,089,384 for the six-month period ended June 30, 1998 compared to $3,591,515 for the same period in 1997. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $12,500,000 at June 30, 1998 compared to $9,965,000 a year ago.

Investment Income, Net

Net investment income was $1,699,031 for the three-month period ended June 30, 1998 compared to $1,804,132 for the same period in 1997, representing effective yields of 5.34% and 5.17%, respectively. Net investment income was $3,421,305 for the six-month period ended June 30, 1998 compared to $3,540,234 for the same period in 1997, representing effective yields of 5.28% and 5.07%, respectively. Invested assets, including cash, were $121,833,777 and $137,381,669 at June 30, 1998 and December 31, 1997, respectively. The decrease in invested assets is attributable to net cash flow used to repay debt, repurchase stock and return cash collateral offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital gains were $1,369 for the three-month period ended June 30, 1998 compared to $5,396 for the same period in 1997. Realized capital gains in the six-month period ended June 30, 1998 were $104,570 compared to $40,952 for the same period in 1997.

Other Income

Other income (expense) was ($590,084) for the three-month period ended June 30, 1998 compared to $380,980 for the same period in 1997. Other income (expense) was ($37,079) for the six-month period ended June 30, 1998 compared to $622,759 for the same period in 1997. The fluctuations in other income (expense) reflects earnings of approximately $400,000 from the limited partnership investment in the first quarter of 1998 and a loss of approximately $600,000 in the second quarter.

The earnings from the limited partnership investment, which invests primarily in small capitalization stocks, fluctuate as those stocks are traded on the national market exchanges.

Costs of Contract Revenues

Costs of contract revenues were $2,761,769 for the three-month period ended June 30, 1998 compared to $1,636,391 for the same period a year ago. Costs of contract revenues increased to $5,017,222 for the six-month period ended June 30, 1998 compared to $3,297,053 for the same period in 1997. Costs of construction revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $480,378 for the three-month period ended June 30, 1998 compared to $1,389,953 for the same period in 1997. Losses and loss adjustment expenses were $1,165,115 for the six months ended June 30, 1998 compared to $2,733,124 for the six months ended June 30, 1997. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums from 1997 to 1998. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $444,824 for the three-month period ended June 30, 1998 as compared to $905,826 for the same period in 1997. For the six months ended June 30, 1998, amortization of policy acquisition costs was $965,695 compared to $1,768,880 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,285,974 for the three-month period ended June 30, 1998 compared to $1,394,871 for the same period in 1997. Selling, general and administrative expenses were $2,619,166 for the six-month period ended June 30, 1998 compared to $2,855,884 for the same period in 1997. The decrease in the selling, general and administrative expenses during the three and six-month periods ended June 30, 1998 is due primarily to an decrease in bad debt expense and salary expense.

Interest Expense

Interest expense decreased to $1,204,849 for the three-month period ended June 30, 1998 compared to $1,365,372 for the same period in 1997. Interest expense decreased to $2,445,983 for the six-month period ended June 30, 1998 compared to $2,685,656 for the same period in 1997. The decrease in interest expense for the three and six-month periods is due primarily to the decrease in short-term and long-term debt.

Income Taxes

Income tax expense was $165,310 for the three-month period ended June 30, 1998 compared to $540,237 for the same period in 1997, representing effective Federal tax rates of 20.4% and 26.9%, respectively. Income tax expense was $528,894 for the six-month period ended June 30, 1998 compared to $1,006,636 for the same period in 1997, representing effective Federal tax rates of 24.2% and 27.3%, respectively. The Federal effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 1998 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 20.1% and 30.0% for the six-month periods ended June 30, 1998 and 1997, respectively, These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 51.2% and 45.4% for the six-month period ended June 30, 1998 and 1997, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.3% and 75.4% for the six-month period ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCE:

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness. ACMAT has recently utilized short-term borrowing to repurchase its stock. ACMAT has also relied on dividends from its insurance subsidiaries to repay debt.

The Company used cash flow for operations of $2,211,864 for the six-month period ended June 30, 1998 compared to cash flow provided by operations of $2,185,692 for the same period in 1997. Net cash flows used for operations in 1998 were primarily for payment of claims.

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

Net cash provided by investing activities in 1998 amounted to $8,755,103, compared to net cash provided by investing activities of $3,786,026 for the same period in 1997.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 1998, except for the ratio of Earnings Before Income Taxes, Depreciation and Amortization to Fixed Charges. We have applied for and expect to receive a waiver for this covenant.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $4,000,000 outstanding under this line of credit at June 30, 1998.

During the six-month period ended June 30, 1998, the Company purchased, on the open market and in privately negotiated transactions, 500 shares of its Common Stock at an average price of $15.50. The Company also purchased, in open market and privately negotiated transactions, 53,794 shares of its Class A Stock at an average price of $16.16 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $10,032,000 in 1998.

YEAR 2000 ISSUE

In 1997, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. At June 30, 1998, approximately 50% of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.


REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by The National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 1998 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 25, 1998.

         b. Directors elected at the meeting:

                                   Votes             Votes           Brokers
                                     For            Against          Non-Votes

   Henry Nozko, Sr.                756,668             490              0
   Henry Nozko, Jr.                757,028             330              0
   Victoria Nozko                  756,775             382              0
   John Creasy                     756,808             350              0
   Michael Sullivan                757,028             130              0

         c. Other matters voted upon:

                                                                                                            Brokers
                                              For                  Against             Abstain             Non-Votes
         1. Appointment of
             Independent Auditors           756,998                    0                   160                  0


Item 6 -  Exhibits and Reports on Form 8-K

         a.  27-Financial Data Schedule

         b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACMAT CORPORATION


Date:  August 13, 1998            /S/ Henry W. Nozko, Sr.
                                  -----------------------
                                  Henry W. Nozko, Sr. President and Chairman



Date:  August 13, 1998            /S/ Henry W. Nozko, Jr.
                                  -----------------------
                                  Henry W. Nozko, Jr., Executive Vice President
                                  Chief Operating Officer, and Treasurer