Form 10-Q
period 1998-09-30
ACMAT CORP
filed 1998-11-16
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____to_____


Commission file number  0-6234


                                ACMAT CORPORATION
--------------------------------------------------------------------------------

  Connecticut                                           06-0682460
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              233 Main Street, New Britain, Connecticut 06050-2350
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number including area code:           (860) 229-9000
                                                             --------------


                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                           Yes  /X/   No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Shares outstanding
Title of Class                                             at October 31, 1998
--------------                                             -------------------
   Common Stock                                               592,088
   Class A Stock                                            2,440,809

                               TABLE OF CONTENTS



Part I    FINANCIAL INFORMATION                                         PAGE

  Item 1. Financial Statements
          Consolidated Balance Sheets                                     3
          Consolidated Statements of Earnings                             4
          Consolidated Statements of Stockholders' Equity                 5
          Consolidated Statements of Cash Flows                           6
          Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Part II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               14

  Signatures                                                             15

Part I Financial Information
Item 1 Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets


                                                                                September 30, 1998  December 31, 1997
                                                                                  ------------       ------------
Assets

Investments:
  Fixed maturities-available for sale, at market (Cost of $91,665,191 in 1998
    and $101,523,931 in 1997)                                                     $ 92,618,719        101,852,980
  Equity securities, at market value (Cost $1,005,262 in 1998 and $983,074 in
    1997)                                                                            1,005,569          1,010,927
  Short-term investments, at cost which approximates market                         22,145,541         32,422,313
                                                                                  ------------       ------------
    Total investments                                                              115,769,829        135,286,220
Cash                                                                                 7,334,572          2,095,449
Accrued interest receivable                                                          1,135,730          1,458,164
Reinsurance recoverable                                                              2,227,958          3,478,121
Receivables, net                                                                     5,479,886          7,118,527
Income tax receivable                                                                   83,479            564,829
Prepaid expenses                                                                       296,498            204,642
Deferred income taxes                                                                1,916,571          1,940,936
Limited partnership investment                                                         871,346          2,052,475
Property & equipment, net                                                           12,805,894         13,179,337
Deferred policy acquisition costs                                                    1,908,507          2,078,405
Other assets                                                                         8,891,422          3,529,634
Intangibles, net                                                                     2,977,034          3,222,023
                                                                                  ------------       ------------
                                                                                  $161,698,726        176,208,762
                                                                                  ============       ============

Liabilities & Stockholders' Equity

Notes payable to banks                                                            $  5,000,000          5,000,000
Accounts payable                                                                     3,843,929          3,188,554
Reserves for losses and loss adjustment expenses                                    43,459,391         48,900,713
Unearned premiums                                                                    8,390,108          9,804,159
Collateral held                                                                     17,593,768         20,275,702
Current income taxes                                                                   125,227                 --
Accrued liabilities                                                                  2,683,674          1,249,168
Long-term debt                                                                      43,457,854         48,212,727
                                                                                  ------------       ------------
    Total liabilities                                                              124,553,951        136,631,023

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares Authorized; 592,088 and
    596,857 Shares Issued and Outstanding)                                             592,088            596,857
  Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,442,809 and
    2,712,174 Shares Issued and Outstanding)                                         2,442,809          2,712,174
  Retained earnings                                                                 33,480,347         36,033,153
  Accumulated Other Comprehensive Income                                               629,531            235,555
                                                                                  ------------       ------------
  Total stockholders' equity                                                        37,144,775         39,577,739
                                                                                  ------------       ------------
                                                                                  $161,698,726        176,208,762
                                                                                  ============       ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings


                                                           Three months ended,                  Nine months ended
                                                             September 30,                        September 30,

                                                        1998              1997              1998                1997
                                                        ----              ----              ----                ----


Earned premiums                                    $ 2,769,212          3,036,664          8,556,887         12,147,078
Contract revenues                                    4,056,318          2,754,689          9,145,702          6,346,204
Investment income, net                               1,355,145          1,455,160          4,776,450          4,995,394
Net realized capital gains (losses)                    157,495             (1,042)           262,065             39,910
Other income (expense)                                (833,595)           811,392           (870,674)         1,434,151
                                                   -----------        -----------        -----------       -------------
                                                     7,504,575          8,056,863         21,870,430         24,962,737
                                                   -----------        -----------        -----------       -------------


Losses and loss adjustment expenses                    538,416            911,000          1,703,531          3,644,124
Amortization of policy acquisition costs               514,717            559,125          1,480,412          2,328,005
Cost of contract revenues                            3,927,494          2,601,277          8,944,716          5,898,330
Selling, general and administrative expenses         1,323,965          1,370,509          3,943,131          4,226,393
Interest expense                                     1,105,766          1,216,514          3,551,749          3,902,170
                                                   -----------        -----------        -----------       -------------
                                                     7,410,358          6,658,425         19,623,539         19,999,022
                                                   -----------        -----------        -----------       -------------


Earnings before income taxes                            94,217          1,398,438          2,246,891          4,963,715

Income taxes
      Federal                                           22,679            375,367            544,573          1,347,003
      State                                              5,000             10,000             12,000             45,000
                                                   -----------        -----------        -----------       -------------
                                                        27,679            385,367            556,573          1,392,003
                                                   -----------        -----------        -----------       -------------

Net earnings                                       $    66,538          1,013,071          1,690,318          3,571,712
                                                   ===========        ===========        ===========       ============



Basic earnings per share                           $       .02                .30                .52               1.02

Diluted earnings per share                         $       .02                .27                .51                .88



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                        Accumulated
                                              Common         Class A      Additional                      other            Total
                                             stock par       stock par    paid-in        Retained      comprehensive   stockholders'
                                               value          value       capital        earnings         income          equity

                                            ------------   ------------  ------------   ------------   ------------    ------------

Balance as of December 31, 1996             $    600,257   $  3,488,860  $  8,407,877   $ 36,894,494   $    310,916    $ 49,702,404
   Acquisition and retirement of 2,100
      Shares of Common Stock                      (2,100)            --       (41,396)            --             --         (43,496)
   Acquisition and retirement of
      1,305,586 Shares of Class A Stock               --     (1,305,586)  (13,065,231)    (5,074,318)            --     (19,445,135)
   Issuance of 450,000 Shares
      of Class A Stock                                --        450,000     4,050,000             --             --       4,500,000
   Issuance of 106,000 shares of Class A
      Stock pursuant to stock options                 --        106,000       648,750             --             --         754,750
   Net Unrealized losses on Debt
      and Equity Securities, net of taxes             --             --            --             --        (49,111)        (49,111)
   Net Earnings                                       --             --            --      3,571,712             --       3,571,712
                                            ------------   ------------  ------------   ------------   ------------    ------------
Balance as of September 30, 1997            $    598,157   $  2,739,274  $       ----   $ 35,391,888   $    261,805    $ 38,991,124
                                            ============   ============  ============   ============   ============    ============


Balance as of December 31, 1997             $    596,857   $  2,712,174  $          -   $ 36,033,153   $    235,555    $ 39,577,739
   Acquisition and Retirement of 4,769
      Shares of Common Stock                      (4,769)            --                      (93,697)            --         (98,466)
   Acquisition and Retirement of 340,365
      Shares of Class A Stock                         --       (340,365)     (650,000)    (4,149,427)            --      (5,139,792)
   Issuance of 71,000 Shares of Class A
      Stock pursuant to stock  option                 --         71,000       650,000             --             --         721,000
   Net Unrealized Losses on Debt and
       Equity Securities, net of tax                  --             --            --             --        393,976         393,976
   Net Earnings                                       --             --            --      1,690,318             --       1,690,318
                                            ------------   ------------  ------------   ------------   ------------    ------------
Balance as of September 30, 1998            $    592,088   $  2,442,809  $        ---   $ 33,480,347   $    629,531    $ 37,144,775
                                            ============   ============  ============   ============   ============    ============




See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997


                                                                             1998               1997
                                                                         ------------        ------------
Cash flows from operating activities:
     Net earnings                                                        $  1,690,318           3,571,712
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                       1,060,009           1,151,371
        Net realized capital gains                                           (262,065)            (39,910)
        Limited partnership investment adjustment                           1,181,129            (967,025)
        Changes in:
            Accrued interest receivable                                       322,434            (154,048)
            Reinsurance recoverable                                         1,250,163             362,725
            Receivables, net                                                1,638,641           1,104,245
            Deferred policy acquisition costs                                 169,898             421,064
            Prepaid expenses and other assets                                 952,343             429,020
            Accounts payable and accrued liabilities                        2,089,881             940,547
            Reserves for losses and loss adjustment expenses               (5,441,322)          1,164,072
            Income taxes, net                                                 622,978            (381,476)
            Unearned premiums                                              (1,414,051)         (1,574,202)
                                                                         ------------        ------------
                 Net cash provided by operating activities                  3,860,356           6,028,095
                                                                         ------------        ------------

Cash flows from investing activities:
     Proceeds from investments sold or matured:
        Fixed maturities-sold                                              40,068,436          19,840,821
        Fixed maturities-matured                                           32,178,943          28,822,511
        Equity securities                                                   1,022,466                  --
        Short-term investments                                             57,922,542         124,276,204
     Purchases of:
        Fixed maturities                                                  (62,538,545)        (75,521,830)
        Equity securities                                                  (1,000,000)           (750,000)
        Short-term investments                                            (47,645,770)        (88,880,831)
     Collateral held                                                       (2,681,934)         (2,077,931)
     Capital expenditures                                                     (19,632)           (125,135)
     Other                                                                 (6,460,608)                 --
                                                                         ------------        ------------
            Net cash provided by investing activities                      10,845,898           5,583,809
                                                                         ------------        ------------

Cash flows from financing activities:
     Borrowings under line of credit                                        5,000,000           3,000,000
     Payments under line of credit                                         (5,000,000)        (13,200,000)
     Payments on long-term debt                                            (4,754,873)         (2,877,658)
     Issuance of long-term debt                                                    --           8,500,000
     Issuance of Class A Stock                                                526,000             754,750
     Payments for acquisition & retirement of stock                        (5,238,258)         (7,488,631)
                                                                         ------------        ------------
            Net cash used for financing activities                         (9,467,131)        (11,311,539)
                                                                         ------------        ------------

Net increase in cash                                                        5,239,123             300,365

Cash at beginning of period                                                 2,095,449           2,187,227
                                                                         ------------        ------------

Cash at end of period                                                    $  7,334,572           2,487,592
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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 1998 and 1997. The convertible note at September 30, 1998 was antidilutive and as a result is not included in the 1998 calculation.

                                                                                Average
                                                                                Shares                     Per-Share
                                                     Earnings                   Outstanding                Amount
                                                     --------                   -----------                ------
1998:
Basic EPS:
         Earnings available to stockholders          $1,690,318                 3,251,748                   $.52

         Effect of Dilutive Securities:
           Stock options                             $        -                    85,674

Diluted EPS:
         Earnings available to stockholders          $1,690,318                 3,337,422                   $.51
                                                     ==========                 =========                  =====

1997:
Basic EPS:
         Earnings available to stockholders          $3,571,712                 3,485,190                  $1.02

         Effect of Dilutive Securities:
         Stock options                                        -                   121,733
         Convertible Senior Notes                    $   29,903                    57,692
         Convertible Note                            $  939,263                 1,500,000
                                                     ----------                 ---------

Diluted EPS:
         Earnings available to stockholders          $4,455,490                 5,164,615                   $.88
                                                     ==========                 =========                  =====



(3) Supplemental Cash Flow Information

Income taxes received during the nine months ended September 30, 1998 was $66,406 and income taxes paid during the nine months ended September 30, 1997 was $1,773,479. Interest paid for the nine months ended September 30, 1998 and 1997 was $3,363,155 and $3,190,792 respectively.

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

The following table summarizes comprehensive income for the nine months ended September 30, 1998 and 1997:

                                                                                              1998             1997
                                                                                              ----             ----

Net income                                                                                $ 1,690,318       $ 3,571,712
Other comprehensive income, net of tax
   Unrealized gains (losses) on investments:
   Unrealized holding gain (loss) arising during period net of income tax expense of
      $292,059 for 1998 and income tax benefit of $11,730 in 1997                             566,939           (22,770)
   Less reclassification adjustment for gains included in net income net of income
      tax expense of $89,102 and $13,569 for 1998 and 1997, respectively                      172,963            26,341
                                                                                          -----------       -----------
   Other comprehensive income                                                                 393,976           (49,111)
                                                                                          -----------       -----------

Comprehensive income                                                                      $ 2,084,294       $ 3,522,601
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

                                ACMAT CORPORATION


Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $66,538 for the three months ended September 30, 1998 compared with $1,013,071 for the same period a year ago. Net earnings for the nine months ended September 30, 1998 were $1,690,318 compared with $3,571,712 for the nine months ended September 30, 1997. The decrease in net earnings for the three and nine month periods is primarily the result of a decrease in the carrying value of the Company's stake in a limited partnership that invests in small cap common stock equities. The decrease in earnings for the three and nine-month periods also reflects a decrease in earned premiums and investment income offset in part by an increase in realized capital gains.

Earned Premiums

Net written premiums were $2,500,314 for the three months ended September 30, 1998 compared with $3,362,906 for the three months ended September 30, 1997. Net written premiums for the nine months ended September 30, 1998 were $7,375,213 compared with $10,659,520 for the nine months ended September 30, 1997. Premiums earned for the three months ended September 30, 1998 were $2,769,212 as compared with $3,036,664 for the three months ended September 30, 1997. Premiums earned for the nine months ended September 30, 1998 were $8,556,887 as compared with $12,147,078 for the nine months ended September 30, 1997. The decrease in net written premiums and earned premiums for the three and nine month periods ended September 30, 1998 compared with the same periods in 1997 is primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $4,056,318 for the three-month period ended September 30, 1998 compared with $2,754,689 for the same period in 1997. Contract revenues were $9,145,702 for the nine-month period ended September 30, 1998 compared with $6,346,204 for the same period in 1997. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $8,700,000 at September 30, 1998 compared to $8,100,000 a year ago.

Investment Income, Net

Net investment income was $1,355,145 for the three-month period ended September 30, 1998 compared with $1,455,160 for the same period in 1997, representing effective yields of 4.42% and 4.29%, respectively. Net investment income was $4,776,450 for the nine-month period ended September 30, 1998 compared with $4,995,394 for the same period in 1997, representing effective yields of 4.89% and 4.80%, respectively. The decrease in investment income for 1998 over 1997 was due substantially to a decrease in invested assets. Invested assets, including cash, were $123,104,401 and $137,381,669 at September 30, 1998 and December 31, 1997, respectively. The decrease in invested assets is attributable to net cash flow used to repay debt, repurchase stock, return collateral and pay claims offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital gains were $157,495 for the three-month period ended September 30, 1998 compared with realized capital losses of $1,042 for the same period in 1997. Realized capital gains in the nine-month period ended September 30, 1998 were $262,065 compared with realized capital gains of $39,910 for the same period in 1997.

Other Income

Other income (expense) was ($833,595) for the three-month period ended September 30, 1998 compared to $811,392 for the same period in 1997. Other income (expense) was ($870,674) for the nine-month period ended September 30, 1998 compared to $1,434,151 for the same period in 1997. The fluctuations in other income (expense) reflects a loss of approximately $995,000 from the limited partnership that invests in small cap common stock equities in the third quarter of 1998 and a loss of approximately $1,180,000 for the nine-month period ended September 30, 1998.

The limited partnership investment is carried on the equity method of accounting in which the Company's share of net income or loss is recognized as income or loss in the Company's income statement. The investment in the limited partnership invests primarily in small capitalization stocks carried at fair value. The earnings from the limited partnership investment fluctuate as those stocks are traded on the national market exchanges.

Cost of Contract Revenues

Cost of contract revenues were $3,927,494 for the three-month period ended September 30, 1998 compared with $2,601,277 for the same period a year ago. Cost of contract revenues were $8,944,716 for the nine-month period ended September 30, 1998 compared with $5,898,330 for the same period in 1997. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $538,416 for the three-month period ended September 30, 1998 compared with $911,000 for the same period in 1997. Losses and loss adjustment expenses were $1,703,531 for the nine months ended September 30, 1998 compared with $3,644,124 for the nine months ended September 30, 1997. The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 1998 are attributable to lower earned premiums from 1997 to 1998. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $514,717 for the three-month period ended September 30, 1998 as compared with $559,125 for the same period in 1997. For the nine months ended September 30, 1998, amortization of policy acquisition cost was $1,480,412 compared with $2,328,005 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term. The Company's acquisition expense ratio increased to 51.3% in 1998 from 47.8% in 1997 due primarily to a decrease in earned premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,323,965 for the three-month period ended September 30, 1998 compared with $1,370,509 for the same period in 1997. Selling, general and administrative expenses were $3,943,131 for the nine-month period ended September 30, 1998 compared with $4,226,393 for the same period in 1997. The decrease in the selling, general and administrative expenses for the three and nine-month periods ended September 30, 1998 are due primarily to a decrease in bad debt expense.

Interest Expense

Interest expense decreased to $1,105,766 for the three-month period ended September 30, 1998 compared with $1,216,514 for the same period in 1997. Interest expense decreased to $3,551,749 for the nine-month period ended September 30, 1998 compared with $3,902,170 for the same period in 1997. The decrease in interest expense is due to a decrease in long-term debt.

Income Taxes

Income tax expense was $27,679 for the three-month period ended September 30, 1998 compared with $385,367 for the same period in 1997, representing effective tax rates of 29.3% and 27.6%, respectively. Income tax expense was $556,573 for the nine-month period ended September 30, 1998 compared with $1,392,003 for the same period in 1997, representing effective tax rates of 25.2% and 28.0%, respectively. The effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 1998 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") were 19.9% and 30.0% for the nine-month periods ended September 30, 1998 and 1997, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 51.3% and 47.8% for the nine-month period ended September 30, 1998 and 1997, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 71.2% and 77.8% for the nine-month periods ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates sufficient funds from its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1998, the Company had no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next year.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to notes payable and long-term debt incurred by ACMAT to acquire and capitalize its insurance subsidiaries and to repurchase Company stock. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operation.

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

The Company realized cash flow from operations of $3,860,356 for the nine-month period ended September 30, 1998, compared to $6,028,095 for the same period in 1997. Net cash flows provided by operations were derived principally from premium collections.

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

Net cash provided by investing activities in 1998 amounted to $10,845,898 compared to $5,583,809 for the same period in 1997.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 1998, except for the ratio of Earnings Before Income Taxes, Depreciation and Amortization to Fixed Charges. The Company has applied for and expects to receive a waiver for this covenant.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $5,000,000 outstanding under this line of credit at September 30, 1998.

During the nine-month period ended September 30, 1998, the Company purchased, in the open market and in privately negotiated transactions, 4,769 shares of its Common Stock at an average price of $20.65. The Company also purchased, in open market and privately negotiated transactions, 340,365 shares of its Class A Stock at an average price of $15.10 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, is limited to approximately $10,032,000 in 1998.

YEAR 2000 ISSUE

There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

In 1997, the Company began to address the Year 2000 issue. The Company's financial and operational computer and software systems are approximately 60% compliant, with all systems expected to be compliant and tested by June 30, 1999. The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. Management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 problem could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

The Company's Year 2000 review includes an assessment of "embedded chip" systems associated with its end-user computing hardware and software (including personal computers, spreadsheets, word processing and other personal and work group applications), its corporate facilities (such as security systems, elevators and climate control systems) and its office equipment (including telephones, fax machines and similar equipment). The Company is continuing to identify potential problems associated with its embedded chip systems and to develop corrective plans to avoid or mitigate such potential problems. Where appropriate, the Company intends to upgrade or replace non-compliant embedded chip systems to avoid potential Year 2000 problems. The Company anticipates that the deployment of corrected systems for its "embedded chip" technology will be completed during the second quarter of 1999.

The Company has initiated discussions with certain suppliers, business partners, customers and other parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 problems. However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems will not have a material adverse effect on the Company.

The Company's Year 2000 Review is intended to reduce significantly the level of uncertainty associated with the Year 2000 issue. As part of this review, the Company plans to develop contingency plans to address and mitigate the potential impact of problems that might surface with the approach of the millennium. In light of the current stage of the Company's review of its core financial and operational systems and its "embedded chip" technology, the Company is developing contingency plans that focus on the potential interruption of support services provided to the Company by business affiliates or public authorities due to problems these parties may experience in connection with the Year 2000 issue. The Company intends to explore these and other "worst case" scenarios in the coming months to anticipate and limit, wherever possible, the potential impact of any such scenario on the Company's insurance operations or financial condition. These plans will include identifying alternate suppliers and vendors, conducting staff training and developing alternative communication plans.

The Company is currently assessing what changes may be appropriate in insurance coverages it currently markets in light of the Year 2000 issue. In this connection, management is considering possible modifications and/or exclusions to policy forms that could be implemented in connection with future insurance policies that will extend coverage beyond December 31, 1999. In the past, judicial interpretations have expanded the coverage of insurance policies, including those regarding pollution and other environmental exposures, beyond the scope anticipated by insurers. The Company will continue to review its reserves in light of evolving developments relating to the Year 2000 issue.

The dates on which the Company believes that the various components of its Year 2000 review will be completed are based on management's best estimates, which, in turn, are based upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party compliance plans and other factors. As a result, there can be no guarantee that the Company's schedule of completion dates will be realized or that there will not be increased costs associated with the implementation of the Year 2000 review. Due to the general uncertainty inherent in the Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot assure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may effect its operations and business or expose it to third-party liability.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 1998 was significantly above the level which might require regulatory action.

Part II - Other Information


Item - Exhibits and Reports on Form 8-K

  a.  Exhibits -
         27. Financial Data Schedule

  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACMAT CORPORATION


Date:  November 13, 1998           /s/ Henry W. Nozko, Sr.
                                 ----------------------------------------------
                                 Henry W. Nozko, Sr., President and Chairman



Date:  November 13, 1998           /s/ Henry W. Nozko, Jr.
                                 ----------------------------------------------
                                 Henry W. Nozko, Jr., Executive Vice President Chief Operating Officer, and Treasurer