Form 10-K
period 1998-12-31
ACMAT CORP
filed 1999-04-01
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

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

The aggregate market value as of March 1, 1999 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $35,709,538.

As of March 1, 1999 there were 592,088 shares of the registrant's Common Stock and 2,389,808 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I
Item 1.  Business                                                                3
       General                                                                   3
       Financial Information about Operating Segments                            3
                United Control Liability Insurance                               3
                ACSTAR Bonding                                                   5
                Insurance and Bonding Performance Ratios                         5
                Underwriting                                                     6
                Reinsurance                                                      6
                Claims                                                           6
                Reserves for Losses and Loss Adjustment Expenses                 6
                IRIS Ratios                                                      9
                A.M. Best Ratings                                                9
                Risk-Based Capital                                               9
          ACMAT Contracting                                                      9
                General                                                          9
                Backlog                                                          9
                Materials                                                       10
                Contract Acquisition                                            10
                Warranty                                                        10
                Asbestos Abatement Operations                                   10
         Marketing                                                              10
         Competition                                                            11
         Year 2000 Issue                                                        20
         Investments                                                            12
         Environmental Compliance                                               14
         Employees                                                              14

Item 2. Properties                                                              14

Item 3. Legal Proceedings                                                       14

Item 4. Submission of Matters to a Vote of Security Holders                     14

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related
          Stockholder matters                                                   15

Item 6. Selected Financial Data                                                 15

Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 16
         Reserves for Losses and Loss Adjustment Expenses                       18
         Liquidity and Capital Resources                                        19
         Year 2000 Issue                                                        20
         Regulatory Environment                                                 21

Item 8. Financial Statements and Supplementary Data                             23

Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                  50

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                     50

Item 11. Executive Compensation                                                 52

Item 12. Security Ownership of Certain Beneficial Owners and Management         54

Item 13. Certain Relationships and Related Transactions                         55

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        55

                                     PART I
                                ITEM 1. BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverages for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance such as products liability. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of general, professional, environmental and other liability insurance primarily to environmental contractors and specialty trade contractors and architects, engineers and other professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and all forms of commercial surety. Both United Coastal Insurance and ACSTAR Insurance are rated A- (excellent) by The A.M. Best Co., Inc. ("A.M. Best"). In 1998, insurance operations accounted for over 64% of the Company's consolidated revenues.

The Company is also engaged in construction contracting which consists of interior contracting services involving the design and furnishing of building interiors and asbestos abatement services for commercial, industrial and institutional buildings.

Financial Information about Operating Segments

Financial information relating to the three business segments is set forth in
Note 16 to the consolidated financial statements on page 41 of this document.

The Company has three reportable operating segments: United Coastal Liability Insurance, ACSTAR Bonding and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general, asbestos, lead, pollution and professional liability insurance nationwide to specialty trade contractors, environmental contractors, property owners, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors.

The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain, Connecticut and leases office space to its insurance subsidiaries as well as third parties.

                       UNITED COASTAL LIABILITY INSURANCE

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

                                 ACSTAR Bonding

Surety bonds are written for general, specialty trade, environmental, asbestos and lead abatement contractors. The Company also offers a wide variety of miscellaneous bonds. Many bonds are supported by various levels of collateral based upon the financial condition of the customer.

The Company often requires cash or irrevocable letters of credit to collateralize a portion of most bonds issued. In addition, the Company will only accept irrevocable letters of credit from financial institutions which have a rating of C "sound credit risk" or higher as determined by Thomson BankWatch, Inc. However, no assurance can be made that such financial institutions will maintain their financial strength and, thus, that funds guaranteed under letters of credit will be available, if needed, to offset any potential future claims.

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

Insurance and Bonding Performance Ratios

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

                                                                  Year
                                                            Ended December 31,
                                                      -------------------------------
                                                      1998         1997          1996
                                                      ----         ----          ----
GAAP Ratios:
    Loss ratio                                        19.6%        28.8%         30.0%
    Expense ratio                                     51.8         48.0          43.5
                                                      ----         ----          ----
    GAAP combined ratio                               71.4         76.8          73.5
                                                      ====         ====          ====
Statutory Ratios:
   Loss ratio                                         19.9         29.5          30.5
   Expense ratio                                      59.2         45.0          42.7
                                                      ----         ----          ----
   Statutory combined ratio                           79.1%        74.5%         73.2%
                                                      ====         ====          ====

The increase in the combined statutory ratio over the past three years results primarily from the decline in premiums offset by the release of reserves on older underwriting years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over forty-nine years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience. Historically, the Company has issued policies and bonds to fewer than twenty-five percent of its applicants.

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

Reinsurance

In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $10 million for liability and for individual surety bonds, the Company reinsures through various layered excess of loss agreements up to $10 million on a $15.6 million bond. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 1998 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

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

                                           1998                   1997                   1996
                                           ----                   ----                   ----
Balance at January 1                   $ 48,900,713           $ 47,960,084           $ 45,235,311
 Less reinsurance recoverable             3,478,121              3,841,001              3,872,099
                                       ------------           ------------           ------------
 Net balance at January 1                45,422,592             44,119,083             41,363,212

Incurred related to:

          Current year                    4,508,667              5,176,030              7,137,183
          Prior years                    (2,321,939)              (838,778)            (1,167,203)
                                       ------------           ------------           ------------
Total incurred                            2,186,728              4,337,252              5,969,980

Payments related to:

          Current year                       18,260                 94,398                153,514
          Prior years                     6,700,114              2,939,345              3,060,595
                                       ------------           ------------           ------------
Total Payments                            6,718,374              3,033,743              3,214,109

Net balance at December 31               40,890,946             45,422,592             44,119,083
 Plus reinsurance recoverable             2,224,116              3,478,121              3,841,001
                                       ------------           ------------           ------------
 Balance at December 31                $ 43,115,062           $ 48,900,713           $ 47,960,084
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

As of December 31, 1998, 1997 and 1996 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $49,758,263, $57,723,399 and $59,968,945, respectively. As of December 31, 1998, 1997 and
1996 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $43,115,062, $48,900,713 and $47,960,084, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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


                                    1989      1990      1991      1992     1993      1994      1995      1996     1997      1998
                                    ----      ----      ----      ----     ----      ----      ----      ----     ----      ----
                                                                        (thousands)
Liability for unpaid losses
 and loss adjustment expenses     15,626    21,378    26,234    29,240   30,437    36,726    41,363    44,119   45,423    40,891

Liability reestimated as of:

 One year later                   15,476    21,378    26,234    29,240   30,437    35,825    40,193    43,282   43,106
 Two years later                  15,476    21,378    26,234    29,240   28,337    34,659    37,872    40,865
 Three years later                15,476    21,378    26,234    26,000   27,170    29,913    35,354
 Four years later                 14,876    21,378    22,094    24,833   23,550    27,193
 Five years later                 14,876    16,642    20,927    22,284   20,880
 Six years later                   6,622    15,475    18,841    19,914
 Seven years later                 5,455    13,394    16,932
 Eight years later                 4,411    12,845
 Nine years later                  4,261

Cumulative Redundancy
 (deficiency):                    11,365     8,533     9,302     9,326    9,557     9,533     6,009     3,256    2,317

Paid (cumulative) as of:

 One year later                      565     1,357     3,216     6,142    1,560     2,361     3,067     2,942    6,703
 Two years later                     743     4,067     8,699     7,574    3,655     4,582     5,256     8,951
 Three years later                 2,140     8,954     9,576     8,603    5,022     6,412     8,922
 Four years later                  3,460    10,233    10,488     9,554    6,189     7,969
 Five years later                  3,924    10,554    10,816     9,818    6,869
 Six years later                   4,010    10,858    10,856    10,034
 Seven years later                 4,012    10,874    10,949
 Eight years later                 4,011    10,874
 Nine years later                  4,011

Gross liability - end of year                                            34,730    40,955    45,235    47,960   48,901    43,115
 Reinsurance recoverable                                                  4,293     4,229     3,872     3,841    3,478     2,224
                                                                         ------    ------    ------    ------   ------    ------
Net liability - end of year                                              30,437    36,726    41,363    44,119   45,423    40,891

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

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 1998, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value", except for the change in net writings for United Coastal and the change in surplus and the investment yield for both insurance companies. The change in net writings for United Coastal was below the NAIC standard of 33% primarily due to a continuing soft insurance marketplace and the Company's strategy to avoid current unfavorable pricing. The investment yield for United Coastal is below the NAIC standard of 4.5% primarily due to loss related to United Coastal's share of losses from a limited partnership investment. The investment yield for ACSTAR is above the NAIC standard of 10% primarily due to dividends received from ACSTAR's investment in United Coastal. The decrease in surplus is greater than 10% primarily due to dividends of $18,500,000 paid by United Coastal and dividends of $6,390,000 paid by ACSTAR during 1998.

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 1998 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1998 was significantly above the level which might require regulatory action.

                               ACMAT CONTRACTING

General

The Company provides a broad range of general building construction and coordinated interior contracting services. The Company began to offer asbestos abatement services in the 1970's and the Company continues to be active in the asbestos abatement field. The Company provides new and renovation general construction and installs interiors for office buildings, retail establishments, schools, colleges, churches, hospitals and other buildings. The Company's general building construction and interior contracting is provided both in connection with new buildings and in connection with the remodeling and renovation of interiors of existing buildings usually under contracts with building owners and building occupants. The Company provides a broad range of coordinated interior contracting services, many of which are performed by subcontractors.

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 1998 and 1997:

                                                          December 31, 1998              December 31, 1997
                                                          -----------------              -----------------
Total Number of Contracts.                                       4                                 12
Total unbilled contract amounts.                              $6,000,000                       $4,800,000
Number of contracts with unbilled amounts in
excess of $400,000.                                              2                                 2
Aggregate unbilled amount of contracts in
excess of $400,000.                                           $5,900,000                       $4,000,000


The Company estimates that all of the December 31, 1998 backlog will be completed prior to December 31, 1999.

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

Insurance and Bonding

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

The Company's insurance products are marketed in all 50 states primarily through several of the largest insurance brokers, including J&H Marsh & McLennan, Willis Corroon, AON, Inc. and Sedgwick.

ACMAT Contracting

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

Insurance and Bonding

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

Competition in the field of surety bonding is intense and many of the Company's competitors are larger and have greater surplus than the Company, thereby allowing them to provide bonds with higher limits than those which the Company is able to provide. The Company's principal competitors include the St. Paul Companies, Inc., Reliance Insurance Group, AIG, CNA and Frontier Insurance Company. The Company's insurance subsidiaries hold primary and reinsurance certificates of authority as acceptable sureties on Federal bonds as do approximately 250 to 300 other surety companies. The certificates give the Company an advantage over companies which are not certified by the United States Treasury Department with respect to surety bonding on Federal projects in that such certification has become a standard with respect to both Federal and other bonds. Approximately one-half of the surety bonds written by the Company's subsidiaries are required to be provided by a Treasury listed company. With respect to other bonds, the Company faces competition from as many as 1,000 additional non-certified surety companies.

ACMAT Contracting

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

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 1998, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 1998, United Coastal Insurance paid $18,500,000 in dividends. At January 1, 1999, approximately $3,030,000 is available for the payment of dividends by United Coastal Insurance in 1999 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 1998, ACSTAR paid $6,980,000 in dividends to ACSTAR Holdings. At January 1, 1999, approximately $7,700,000 is available for the payment of dividends by ACSTAR Insurance in 1999 without the prior approval of the Illinois Insurance Department.

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

Investment securities are classified as held to maturity, available for sale or trading. The Company currently classifies all investment securities as available for sale. Investment securities available for sale are carried at fair value and unrealized gains and losses are included in other comprehensive income, net of estimated income taxes.

The Company invests primarily in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summaries the fair value fixed maturity investments portfolio at December 31, 1998 and 1997 (dollars in thousands):

                                                                             December 31,
                                                    ----------------------------------------------------------
                                                            1998                                1997
                                                    -------------------------         ------------------------
                                                                       Percent                          Percent
                                                                        of                                of
                                                    Amount             Total          Amount             Total
                                                    ------             -----          ------             -----
Fixed maturities available for sale (1):
  U.S. government and government
     agencies and authorities                      $ 19,006             16.7%        $ 28,866             21.3%
   State and political subdivisions                  55,082             48.3           43,976             32.5
   Industrial and Miscellaneous                          --             --             15,137             11.2
   Mortgage-backed securities                        24,795             21.8           13,874             10.3
                                                   --------          -------         --------          -------
Total fixed maturities available for sale            98,883             86.8          101,853             75.3
Equity securities(2)                                  2,061              1.8            1,011               .7
Short-term investments (3)                           12,948             11.4           32,422             24.0
                                                   --------          -------         --------          -------
Total investments                                  $113,892            100.0%        $135,286            100.0%
                                                   ========          =======         ========          =======


(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $98,128,000 at December 31, 1998 and $101,524,000 at December 31, 1997.
(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $2,065,000 at December 31,1998 and $983,000 at December 31, 1997.
(3) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth the fair value of fixed maturities in the fixed maturity investment portfolio at December 31, 1998 and 1997 (dollars in thousands):

                                                                         December 31,
                                             -------------------------------------------------------------
                                                        1998                                1997
                                             ----------------------------         ------------------------

                                                                 Percent                            Percent
                                                                   of                                  Of
                                             Amount               Total         Amount               Total
                                             ------               -----         ------               -----
Due in (1):
One year or less                            $ 19,805              20.0%        $ 46,296              45.5%
After one year through five years             72,805              73.6%          55,149              54.1
After five years through ten years             5,225               5.3%             408                .4
After ten years                                1,048               1.1%              --              --
                                            --------           --------        --------           -------
                                            $ 98,883             100.0%        $101,853             100.0%
                                            ========           ========        ========           =======

         (1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1998, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 1998, 1997 and 1996 are shown in the following table (dollars in thousands):

                                                         1998             1997              1996
                                                         ----             ----              ----
                      Invested assets (1)              $126,371         $140,029          $139,282
                      Investment income (2)            $  6,138         $  6,505          $  6,536

                      Average yield                        4.86%            4.65%             4.69%

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

                                    EMPLOYEES

As of December 31, 1998, the Company employed approximately 40 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

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

The Company has, together with many other defendants, been named as a defendant in approximately 190 actions brought in Connecticut state courts by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

                                         1998                                   1997
                                 HIGH               LOW               HIGH              LOW
COMMON STOCK
  1st Quarter                    21-1/4            21-1/4            20               20
  2nd Quarter                    21                21                20               20
  3rd Quarter                    21                21                21-1/2           20-1/2
  4th Quarter                    23                20-1/2            21               21

CLASS A STOCK
  1st Quarter                    17-7/8            15-3/8            16-1/4           14-1/4
  2nd Quarter                    15-3/4            15-1/8            16-1/2           15
  3rd Quarter                    16-1/2            14-9/16           19-3/4           15-1/2
  4th Quarter                    15-3/4            14-1/4            19-1/2           17

No dividends have been paid in the past five years and there is no intention of
paying dividends in the near future. As of March 18, 1999, there were     Common
Stock shareholders of record and      Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                               1998             1997            1996             1995              1994
                                               ----             ----            ----             ----              ----
Revenues                                   $ 28,752,273        $33,552,135   $37,035,305       $41,857,398      $40,755,676
Total Assets                                146,126,465        176,208,762   184,359,566       180,402,238      168,494,814
Long-Term Debt                               37,200,000         48,212,727    35,807,419        40,127,590       43,405,266
Stockholders'  Equity                        37,622,926         39,577,739    49,702,404        37,587,259       38,004,935

Net Earnings                                  2,120,529          4,456,949     5,293,111         5,350,280        4,839,861
Basic Earnings Per Share                            .66               1.29          1.56              1.49             1.20
Diluted Earnings Per Share                          .65               1.12          1.22              1.17             1.18

Note:  No cash dividends were paid during any of the periods above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
YEARS ENDED DECEMBER 31, 1998 AND 1997:

Earned Premiums

Earned premiums in 1998 were $10,962,663 compared to $15,045,844 in 1997. Net written premiums were $8,203,617 in 1998 compared to $12,680,197 in 1997. The decrease in earned premiums in 1998 reflects the 35% decrease in 1998 net written premiums over 1997 net written premiums primarily due to a continuing soft insurance market place and the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company plans to maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $12,139,924 in 1998 compared to $10,056,322 in 1997. The increase in contract revenues reflects the Company's securement of an $11 million project in July 1998 which will be completed in August of 1999. Construction revenue is difficult to predict in 1999 and depends greatly on the successful securement of contracts bid. The Company's construction backlog at December 31, 1998 was approximately $6,000,000 compared to $4,800,000 at December 31, 1997.

Investment Income, Net

Net investment income was $6,138,105 in 1998 compared to $6,504,716 in 1997, representing effective yields of 4.86% and 4.65%, respectively. The decrease in investment income in 1998 over 1997 was due primarily to a decrease in total invested assets. Invested assets, including cash and cash equivalents, were $116,198,344 and $137,381,669 at December 31, 1998 and 1997, respectively. The decrease in invested assets is attributable to the net cash flow used to purchase stock, repay debt, return cash collateral and pay claims offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital gains from the sale of investments during 1998 were $266,169 compared to realized capital gains of $282,667 in 1997.

Other Income

Other income (expense) was ($754,588) in 1998 compared to $1,662,586 in 1997. The fluctuation in other income (expense) is due to a loss of approximately $1,400,000 for the Company's share of losses from a limited partnership in 1998 which compares to a gain of approximately $965,000 in 1997. The limited partnership invests in small cap equities and incurred losses in 1998 due to volatility in the small cap market. The Company sold its investment in the limited partnership on December 31, 1998.

Cost of Contract Revenues

Cost of contract revenues were $11,635,879 in 1998 compared to $9,331,103 in 1997. The increase in cost of contract revenues during 1998 compared to 1997 is consistent with the increase in contract revenues. The gross profit margin on construction contracts was 4.2% and 7.2% in 1998 and 1997, respectively. Gross margins fluctuate each year based upon the profitability of specific projects. The decrease in the 1998 profit margin was due primarily to losses on two projects which were completed in 1998. Cost of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $2,186,728 in 1998 compared to $4,337,252 in 1997. The decreases in the losses and loss adjustment expenses are attributable to the decline in earned premiums from 1997 to 1998 and the release of approximately 1,150,000 of surety loss reserves which compares to a release of approximately $176,500 in 1997. The reserves released represent the release of reserves on older underwriting years which are no longer needed. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $2,112,857 in 1998 as compared to $2,802,993 in 1997. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,355,183 in 1998 compared to $5,767,808 in 1997. The decrease in selling, general and administrative expenses from 1998 to 1997 is due primarily to a decrease in bad debt expense.

Interest Expense

Interest expense decreased to $4,621,401 in 1998 from $5,116,414 in 1997. The decrease in interest expense in 1998 is due to a decrease in long-term and short-term debt.

Income Taxes

Income tax expense was $719,696 in 1998 compared to $1,739,616 in 1997, representing effective Federal tax rates of 23.2% and 27.3%, respectively. The decrease in the Federal effective tax rate is due to tax exempt interest income and dividends subject to the dividend received deduction making up a larger portion of taxable income.

RESULTS OF OPERATIONS:
YEARS ENDED DECEMBER 31, 1997 AND 1996:

Earned Premiums

Earned premiums in 1997 were $15,045,844 compared to $19,899,936 in 1996. Net written premiums were $12,680,197 in 1997 compared to $18,041,488 in 1996. The decrease in earned premiums in 1997 reflects the 30% decrease in 1997 net written premiums over 1996 net written premiums primarily due to a continuing soft insurance market place and the Company's strategy to avoid unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company.

Contract Revenues

Contract revenues were $10,056,322 in 1997 compared to $9,415,734 in 1996. The Company's construction backlog at December 31, 1997 was approximately $4,800,000 compared to $8,700,000 at December 31, 1996.

Investment Income, Net

Net investment income was $6,504,716 in 1997 compared to $6,535,572 in 1996, representing effective yields of 4.65% and 4.69%, respectively. Invested assets, including cash and cash equivalents, were $137,381,669 and $142,677,985 at December 31, 1997 and 1996, respectively. The decrease in invested assets was attributable to the net cash flow used to purchase stock and repay debt offset in part by written premiums, cash collateral and the reinvestment of investment income offset by the purchase of stock and the repayment of debt.

Net Realized Capital Gains

Realized capital gains from the sale of investments during 1997 were $282,667 compared to realized capital gains of $257,774 in 1996.

Other Income

Other income was $1,662,586 in 1997 compared to $926,289 in 1996. The increase in other income reflects earnings of $965,845 from the limited partnership investment in 1997.

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

Interest Expense

Interest expense has increased to $5,116,414 in 1997 from $4,946,418 in 1996. The increase in interest expense in 1997 was due primarily to an increase in long-term debt issued to purchase stock offset in part by a decrease in short-term debt.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1998 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 19.6%, 28.8% and 30.0% for the years ended December 31, 1998, 1997 and 1996, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. The decrease in the loss ratios is due to the release of Surety reserves in 1998 and 1997. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 51.8%, 48.0% and 43.5% for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in the expense ratios is due to the decline in premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 71.4%, 76.8% and 73.5% for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in the 1998 combined ratio results primarily from the reduction in loss reserves offset in part by the decline in premiums.

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

ACMAT's principal sources of funds are dividends from its wholly owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to serve its indebtedness. ACMAT has recently utilized short-term borrowings to repurchase its stock. ACMAT has also relied on dividends from its insurance subsidiaries to repay debt.

The Company used cash flow from other sources to support operations in the amount of $530,977 in 1998, compared to cash flow realized from operations of $5,585,329 in 1997 and $14,260,264 in 1996. The reduction in cash flows from operations is due primarily to the return of cash collateral and the payment of claims. Substantially all of the Company's cash flow is used to repay short-term and long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $21,326,746 in 1998, and $4,993,298 in 1997. Net cash used for investing activities amounted to $11,392,397 in 1996.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at December 31, 1998, except for the ratio of Earnings Before Income Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 1998. Effective December 23, 1998, the Company obtained a $5,000,000, five-year, term loan which is repayable in quarterly installments commencing March 1, 1999. Portions of the proceeds of such term loan were applied to the repayment of term debt and to the reduction of the Company's short-term credit line.

During 1998, the Company purchased, in the open market and privately negotiated transactions, 4,769 shares of its Common Stock at an average price of $20.65. The Company also purchased, in open market and privately negotiated transactions, 342,366 shares of its Class A Stock at an average price of $15.10 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 1998, ACMAT received $18,850,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 1999, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $10,730,000.

In 1999, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be approximately $1,560,000 in 1999.

YEAR 2000 ISSUE

There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

In 1997, the Company began to address the Year 2000 issue. The Company's financial and operational computer and software systems are approximately 60% compliant, with all systems expected to be compliant and tested by June 30, 1999. The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. Management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 issue could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

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

The Company is reviewing certain suppliers, business partners, customers and other parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 problems. However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems will not have a material adverse effect on the Company.

The Company's Year 2000 Review is intended to reduce the level of uncertainty associated with the Year 2000 issue. As part of this review, the Company plans to develop contingency plans to address and mitigate the potential impact of problems that might surface with the approach of the millennium. In light of the current stage of the Company's review of its core financial and operational systems and its "embedded chip" technology, the Company is developing contingency plans that focus on the potential interruption of support services provided to the Company by business affiliates or public authorities due to problems these parties may experience in connection with the Year 2000 issue. The Company intends to explore these and other "worst case" scenarios in the coming months to anticipate and limit, wherever possible, the potential impact of any such scenario on the Company's insurance operations or financial condition. These plans will include identifying alternate suppliers and vendors, conducting staff training and developing alternative communication plans.

The Company has made changes in insurance coverage it currently markets in light of the Year 2000 issue. In the past, judicial interpretations have expanded the coverage of insurance policies, including those regarding pollution and other environmental exposures, beyond the scope anticipated by insurers. The Company will continue to review its reserves in light of evolving developments relating to the Year 2000 issue.

The dates on which the Company believes that the various components of its Year 2000 review will be completed are based on management's best estimates, which, in turn, are based upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party compliance plans and other factors. As a result, there can be no guarantee that the Company's schedule of completion dates will be realized or that there will not be increased costs associated with the implementation of the Year 2000 review. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot assure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may effect its operations and business or expose it to third-party liability.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1998 was significantly above the level which might require regulatory action.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 1998 was $113,892,112, 87% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 1997. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt is interest rate risk at the time of refinancing. As the majority of the Company's debt is fixed rate debt, the Company's exposure to interest rate risk in its long-term debt is not significant. The Company will continue to monitor the interest rate environment and to evaluate refinancing opportunities as the maturity dates approach.

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near term" means a period of time going forward up to one year from the date of the consolidated financial statements.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, interest-bearing non-redeemable preferred stocks, short-term securities, cash, investment income accrued, and long-term debt. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 1998.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.7 million based on a 100 basis point increase in interest rates as of December 31, 1998, which is not considered material . This loss of value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 78% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, certain non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio's primary purpose is to fund future claims payments related thereto, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

    Independent Auditors' Report

    Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements - December 31, 1998, 1997 and
    1996

    Consolidated Schedules included in Part II of this Report - Years ended December 31, 1998, 1997 and 1996:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP


Hartford, Connecticut
February 26, 1999

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 1998, 1997 and 1996



                                                                1998                    1997                  1996
                                                                ----                    ----                  ----
Earned Premiums                                             $ 10,962,663             15,045,844            19,899,936
Contract Revenues                                             12,139,924             10,056,322             9,415,734
Investment Income, Net                                         6,138,105              6,504,716             6,535,572
Net Realized Capital Gains                                       266,169                282,667               257,774
Other Income (Expense)                                          (754,588)             1,662,586               926,289
                                                            ------------           ------------          ------------
                                                              28,752,273             33,552,135            37,035,305

Losses and Loss Adjustment Expenses                            2,186,728              4,337,252             5,969,980
Cost of Contract Revenues                                     11,635,879              9,331,103             8,396,344
Amortization of Policy Acquisition Costs                       2,112,857              2,802,993             3,617,308
Selling, General and Administrative Expenses                   5,355,183              5,767,808             5,610,176
Interest Expense                                               4,621,401              5,116,414             4,946,418
                                                            ------------           ------------          ------------
                                                              25,912,048             27,355,570            28,540,226
                                                            ------------           ------------          ------------

Earnings Before Income Taxes and Minority Interest             2,840,225              6,196,565             8,495,079

Income Taxes                                                     719,696              1,739,616             2,313,828
                                                            ------------           ------------          ------------

Earnings Before Minority Interest                              2,120,529              4,456,949             6,181,251

Minority Interest                                                     --                     --              (888,140)
                                                            ------------           ------------          ------------


Net Earnings                                                $  2,120,529              4,456,949             5,293,111
                                                            ============           ============          ============



Basic Earnings Per Share                                    $        .66                   1.29                  1.56
                                                            ------------           ------------          ------------

Diluted Earnings Per Share                                  $        .65                   1.12                  1.22
                                                            ------------           ------------          ------------

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
December 31, 1998 and 1997

Assets                                                                      1998                  1997
                                                                            ----                  ----
Investments:
 Fixed Maturities - Available for Sale at Fair Value
  (Cost of $98,128,192 in 1998 and $101,523,931 in 1997)                $ 98,882,751           101,852,980
 Equity Securities - Available for Sale at Fair Value
  (Cost of $2,065,262 in 1998 and $983,074 in 1997)                        2,061,448             1,010,927
 Short-term Investments, at Cost which Approximates Fair Value            12,947,913            32,422,313
                                                                        ------------          ------------
  Total Investments                                                      113,892,112           135,286,220

Cash and Cash Equivalents                                                  2,306,232             2,095,449
Accrued Interest Receivable                                                1,352,334             1,458,164
Receivables, Net of Allowance for Doubtful Accounts of
 $257,617 in 1998 and $309,746 in 1997                                     3,737,627             7,118,527
Reinsurance Recoverable                                                    2,224,116             3,478,121
Income Tax Refund Receivable                                                 207,380               564,829
Prepaid Expenses                                                             162,784               204,642
Deferred Income Taxes                                                      1,733,987             1,940,936
Limited Partnership Investment                                                    --             2,052,475
Property and Equipment, Net                                               12,894,191            13,179,337
Deferred Policy Acquisition Costs                                          1,550,089             2,078,405
Other Assets                                                               3,170,242             3,529,634
Intangibles, Net                                                           2,895,371             3,222,023
                                                                        ------------          ------------
                                                                        $146,126,465           176,208,762
                                                                        ============          ============
Liabilities & Stockholders' Equity
Notes Payable to Banks                                                  $         --             5,000,000
Accounts Payable                                                           3,200,965             3,188,554
Reserves for Losses and Loss Adjustment Expenses                          43,115,062            48,900,713
Unearned Premiums                                                          6,795,435             9,804,159
Collateral Held                                                           17,344,376            20,275,702
Other Accrued Liabilities                                                    847,701             1,249,168
Long-term Debt                                                            37,200,000            48,212,727
                                                                        ------------          ------------
 Total Liabilities                                                       108,503,539           136,631,023

Commitments and Contingencies

Stockholders' Equity:
  Common Stock (No Par Value; 3,500,000 Shares Authorized;
  592,088 and 596,857 Shares Issued and Outstanding)                         592,088               596,857
  Class A Stock (No Par Value; 10,000,000 Shares Authorized;
  2,460,808 and 2,712,174 Shares Issued and Outstanding)                   2,460,808             2,712,174
  Retained Earnings                                                       34,074,538            36,033,153
  Accumulated Other Comprehensive Income                                     495,492               235,555
                                                                        ------------          ------------
    Total Stockholders' Equity                                            37,622,926            39,577,739
                                                                        ------------          ------------


                                                                        $146,126,465           176,208,762
                                                                        ============          ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 1998, 1997 and 1996


                                                      Common
                                                    stock par        Class A        Additional          Retained
                                                      value         stock par         paid-in           earnings
                                                                      value           capital
                                                    ----------      ----------      ----------          ---------

Balance as of December 31, 1995                      $642,464       2,665,836         1,921,100        31,601,383

Comprehensive income:
   Net unrealized losses on debt and equity
   securities, net of reclassification
   adjustment                                               -               -                 -                 -
   Net earnings                                             -                -                -         5,293,111

Total comprehensive income

Acquisition and retirement of 42,207
   shares of Common Stock                            $(42,207)              -          (751,865)                -
Acquisition and retirement of 872,975
   shares of Class A Stock                                  -        (872,975)      (10,633,162)                -
Issuance of 499,999 Shares of Class A
   Stock                                                    -         499,999         4,499,991                 -
Issuance of 85,000 Shares of Class A
   Stock pursuant to stock options                          -          85,000           644,150                 -
Issuance of 1,111,000 Shares of
   Class A Stock                                            -       1,111,000        12,727,663                 -
                                                     --------       ---------       -----------        ----------
Balance as of December 31, 1996                      $600,257       3,488,860         8,407,877        36,894,494

Comprehensive income:
   Net unrealized losses on debt and equity
   securities, net of reclassification
   adjustment                                               -               -                 -                 -
   Net earnings                                             -               -                 -         4,456,949

Total comprehensive income

Acquisition and retirement of
   3,400 shares of Common Stock                      $ (3,400)              -           (66,096)                -
Acquisition and retirement of
   1,347,686 shares of Class A Stock                        -      (1,347,686)      (13,522,491)       (5,318,290)
Issuance of 450,000 shares
   of Class A Stock                                         -         450,000         4,050,000                 -
Issuance of 121,000 shares of Class A Stock
   pursuant to stock options                                -         121,000         1,130,710
                                                     --------       ---------       -----------        ----------
Balance as of December 31, 1997                      $596,857       2,712,174                 -        36,033,153


Comprehensive income:
   Net unrealized appreciation of debt and
   equity securities, net of reclassification
   adjustment                                               -               -                 -
   Net earnings                                             -               -                 -         2,120,529

Total comprehensive income

Acquisition and retirement of
   4,769 shares of Common Stock                      $ (4,769)              -                 -           (93,697)
Acquisition and retirement of
   342,366 shares of Class A Stock                          -        (342,366)         (841,980)       (3,985,447)
Issuance of 91,000 shares of Class A Stock
   pursuant to stock options                                -          91,000           841,980                 -
                                                     --------       ---------       -----------        ----------
                                                                                                                -
Balance as of December 31, 1998                      $592,088       2,460,808                 -        34,074,538
                                                     ========       =========       ===========        ==========



                                                       Accumulated
                                                          other             Total
                                                      comprehensive     stockholders'
                                                         income             equity
                                                      -------------     -------------
Balance as of December 31, 1995                           756,476          37,587,259

Comprehensive income:
   Net unrealized losses on debt and equity
   securities, net of reclassification
     adjustment                                          (445,560)           (445,560)
     Net earnings                                               -           5,293,111
                                                                          -----------
Total comprehensive income                                                  4,847,551

Acquisition and retirement of 42,207
   shares of Common Stock                                       -            (794,072)
Acquisition and retirement of 872,975
   shares of Class A Stock                                      -         (11,506,137)
Issuance of 499,999 Shares of Class A
   Stock                                                   -           4,999,990
Issuance of 85,000 Shares of Class A
   Stock pursuant to stock options                              -             729,150
Issuance of 1,111,000 Shares of
   Class A Stock                                                -          13,838,663
                                                         --------         -----------
Balance as of December 31, 1996                           310,916          49,702,404

Comprehensive income:
   Net unrealized losses on debt and equity
   securities, net of reclassification
     adjustment                                           (75,361)            (75,361)
     Net earnings                                                           4,456,949
                                                                          -----------
Total comprehensive income                                                  4,381,588

Acquisition and retirement of
   3,400 shares of Common Stock                                 -             (69,496)
Acquisition and retirement of
   1,347,686 shares of Class A Stock                            -         (20,188,467)
Issuance of 450,000 shares
   of Class A Stock                                             -           4,500,000
Issuance of 121,000 shares of Class A Stock
   pursuant to stock options                                    -           1,251,710
                                                         --------         -----------
Balance as of December 31, 1997                           235,555          39,577,739


Comprehensive income:
   Net unrealized appreciation of debt and
   equity securities, net of reclassification
     adjustment                                           259,937             259,937
     Net earnings                                               -           2,120,529
                                                                          -----------
Total comprehensive income                                                  2,380,466

Acquisition and retirement of
   4,769 shares of Common Stock                                 -             (98,466)
Acquisition and retirement of
   342,366 shares of Class A Stock                              -          (5,169,793)
Issuance of 91,000 shares of Class A Stock
   pursuant to stock options                                    -             932,980
                                                         --------         -----------

Balance as of December 31, 1998                           495,492          37,622,926
                                                         ========         ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1997 and 1996


                                                                            1998                    1997                    1996
                                                                            ----                    ----                    ----
Cash Flows From Operating Activities:
   Net Earnings                                                         $  2,120,529              4,456,949              5,293,111
   Adjustments to Reconcile Net Earnings to Net
   Cash Provided by (Used for) Operating Activities:
      Depreciation and Amortization                                        1,412,004              1,506,013              1,787,061
      Minority Interests                                                          --                     --                888,140
      Net Realized Capital Gain                                             (266,169)              (282,667)              (257,774)
      Limited Partnership Investment                                       1,429,288               (966,315)                33,725
      Deferred Income Taxes                                                   73,041                383,771                (34,197)
   Changes In:
      Accrued Interest Receivable                                            105,830                109,597                663,227
      Receivables, Net                                                     3,380,900              1,263,063                640,844
      Reinsurance Recoverable                                              1,254,005                362,880                 31,098
      Deferred Policy Acquisition Costs                                      528,316                827,470                553,433
      Prepaid Expenses and Other Assets                                      951,605                351,384               (183,343)
      Accounts Payable and Other Liabilities                                (389,056)             1,159,290               (773,028)
      Collateral Held                                                     (2,931,326)            (1,554,864)             4,062,611
      Reserves for Losses and Loss Adjustment Expenses                    (5,785,651)               940,629              2,724,773
      Income Taxes                                                           594,431               (434,388)               791,554
      Unearned Premiums                                                   (3,008,724)            (2,537,483)            (1,960,971)
                                                                        ------------           ------------           ------------
          Net Cash Provided by (Used for) Operating Activities              (530,977)             5,585,329             14,260,264
                                                                        ------------           ------------           ------------

Cash Flows From Investing Activities:
   Proceeds From Investments Sold or Matured:
      Fixed Maturities - Sold                                             40,118,160             41,501,401             39,094,153
      Fixed Maturities - Matured                                          38,383,281             35,221,999             61,896,825
      Equity Securities                                                    1,022,466                774,349                298,568
      Short-Term Investments                                              79,604,384            155,255,106             95,826,099
   Purchases Of:
      Fixed Maturities                                                   (75,373,107)           (85,168,980)           (73,340,147)
      Equity Securities                                                   (2,060,000)            (1,727,812)              (255,262)
      Short-term Investments                                             (60,129,984)          (140,708,282)          (134,436,189)
   Capital Expenditures                                                     (238,454)              (154,483)              (140,838)
   Other                                                                          --                     --               (335,606)
                                                                        ------------           ------------           ------------

         Net Cash Provided by (Used for) Investing Activities             21,326,746              4,993,298            (11,392,397)
                                                                        ------------           ------------           ------------

Cash Flows From Financing Activities:
 Borrowings Under Line of Credit                                           7,000,000              5,000,000              9,200,000
 Repayments Under Line of Credit                                         (12,000,000)           (13,200,000)            (3,500,000)
 Repayments on Long-term Debt                                            (23,812,727)            (3,594,692)            (1,820,181)
 Issuance of Long-term Debt                                               12,800,000              8,500,000              2,500,000
 Issuance of Class A Stock                                                   696,000                882,250                560,000
 Payments for Subsidiaries' Stock                                                 --                     --               (440,625)
 Payments for Acquisition and Retirement of Stock                         (5,268,259)            (8,257,963)           (12,300,209)
                                                                        ------------           ------------           ------------
   Net Cash Used For Financing Activities                                (20,584,986)           (10,670,405)            (5,801,015)
                                                                        ------------           ------------           ------------

Net Increase (Decrease) in Cash and Cash Equivalents                         210,783                (91,778)            (2,933,148)

Cash and Cash Equivalents, Beginning of Year                               2,095,449              2,187,227              5,120,375
                                                                        ------------           ------------           ------------

Cash and Cash Equivalents, End of Year                                  $  2,306,232              2,095,449              2,187,227
                                                                        ============           ============           ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

             These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain re- classifications have been made to the 1997 and 1996 financial statements to conform to the classifications in 1998.

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

             During 1998, 1997 and 1996, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 1998 - three customers provided 52%, 19% and 17%, respectively. in 1997 - four customers provided 28%, 21%, 19% and 11%, respectively; in 1996 - four customers provided 18%, 15%, 14% and 10%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

        (c)  Investments

             Securities are classified in one of three categories, held to maturity, trading or available for sale. Debt securities for which the Company has the ability and intent to hold to maturity are classified as held to maturity and are stated at amortized cost. Securities bought in anticipation of short-term market movements, if any, are classified as trading securities and are carried at market value with unrealized gains or losses reflected in the statement of income. Securities that are not classified as either held-to maturity securities or trading securities are classified as available for sale and are carried at market value with unrealized gains or losses included in other comprehensive income, net of income taxes.

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

         (d) Limited Partnership Investment

             The limited partnership investment represented an 11.2% participation in a joint venture, Grandview Partners, L.P., which invested primarily in small capitalization stocks traded on national market exchanges. The Company sold the Limited Partnership on December 31, 1998. The limited partnership investment was carried on the equity method of accounting in which the Company's share of the net income of the limited partnership was recognized as income in the Company's income statement and added to the carrying value of the investment and distributions received from the limited partnership are treated as a reduction of the carrying value of the investment.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (e) Policy Acquisition Costs

             Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 1998, 1997 and 1996, deferrable costs capitalized were $1,584,541, $1,975,523 and $3,063,875, respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 1998, 1997 and 1996 was $2,112,857,
             $2,802,993 and $3,617,308, respectively.

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

         (j) Reinsurance

             In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $10 million for liability and for individual surety bonds, the Company reinsures through various layered excess of loss agreements up to $10 million on a $15.6 million bond. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $662,363 and $912,039 at December 31, 1998 and 1997, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                                       Premiums Written                            Premiums Earned
                    -------------------------------------------     -------------------------------------------
                        1998             1997           1996            1998           1997              1996
                        ----             ----           ----            ----           ----              ----
         Direct     $ 8,324,506      12,851,647      17,954,271      11,211,803      15,164,588      19,834,586
         Assumed        528,220         686,935       1,516,988         656,023       1,144,017       1,470,043
         Ceded         (649,109)       (858,385)     (1,429,771)       (905,163)     (1,262,761)     (1,404,693)
                    -----------     -----------     -----------     -----------     -----------     -----------
         Totals     $ 8,203,617      12,680,197      18,041,488      10,962,663      15,045,844      19,899,936
                    ===========     ===========     ===========     ===========     ===========     ===========

         There were no reinsurance recoveries on ceded paid losses and loss adjustment expenses for the years ended December 31, 1998 and 1997. Reinsurance recoveries on ceded paid losses and loss adjustment expenses totaled approximately $98,000 for the year ended December 31, 1996. Ceded incurred losses and loss adjustment expenses totaled $180,553, $364,015 and $421,408 for the years ended December 31, 1998,
         1997 and 1996, respectively.

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

         Insurance premiums are recognized over the coverage period. Unearned premiums represent the portion of premiums written that is applicable to the unexpired terms of policies in force, calculated on a prorata basis.

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

     (n) Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income thus represents the sum of net income and other changes in equity from non-owner sources. The adoption of SFAS No. 130 resulted in the Company reporting unrealized gains and losses on investments as other comprehensive income.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the years ended December 31, 1998, 1997 and 1996:

                                                                                          1998        1997         1996
                                                                                          ----        ----         ----
         Unrealized gains (losses) on investments:
         Unrealized holding gain (loss) arising during period net of income tax expense of $224,405 and $57,163 for 1998 and 1997, respectively and
         income tax benefit of $141,888 in 1996                                         $435,609     111,199     (275,429)
         Less reclassification adjustment for gains included in net earnings, net of income tax expense of $90,497, $96,107 and $87,643 for 1998, 1997
         and 1996, respectively                                                          175,672     186,560      170,131
                                                                                        --------    --------     --------
         Other comprehensive income (loss)                                              $259,937     (75,361)    (445,560)
                                                                                        ========    ========     ========

     (o) Future Accounting Standards

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This Statement should not be applied retroactively to financial statements of prior periods. The Company has not completed its evaluation of the effect SFAS No. 133 will have on the Company's results of operations or financial condition.

         Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", was issued in December 1997 and provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of this SOP is not expected to have a material effect on the Company's results of operations or financial condition.

         Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The adoption of this SOP is not expected to have a material effect on the Company's result of operations or financial condition.

(2)      ACQUISITIONS

         Effective September 16, 1996, the Company completed the merger of United Coasts Corporation into ACMAT. United Coasts Corporation shareholders received one share of ACMAT Class A stock for each approximately 1.536 shares of United Coasts Corporation stock. As a result of the merger, ACMAT issued approximately 1,100,000 shares of its Class A Stock amounting to a purchase price of approximately $14 million for the 16% minority interest in the insurance holding company subsidiary. As a result, United Coastal Insurance, formerly a subsidiary of United Coasts Corporation, became a wholly owned subsidiary of ACMAT and its affiliates. The merger was a non-cash transaction that is not reflected in the Consolidated Statements of Cash Flow.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      INVESTMENTS

        INVESTMENTS AT DECEMBER 31, 1998 AND 1997 FOLLOWS:           AMORTIZED           ESTIMATED           CARRYING
                                                                       COST              FAIR VALUE            VALUE
                                                                       ----              ----------            -----
         1998
         Fixed Maturities Available for Sale:
         Bonds:
          States, Municipalities and Political Subdivisions        $ 54,679,758          55,081,641          55,081,641
          United States Government and Government Agencies           18,809,228          19,005,763          19,005,763
          Mortgage-Backed Securities                                 24,639,206          24,795,347          24,795,347
                                                                   ------------        ------------        ------------
           Total Fixed Maturities                                    98,128,192          98,882,751          98,882,751

         Equity Securities - Common Stocks:
          Banks, Trusts and Insurance                                     5,262              18,948              18,948
         Equity Securities - Redeemable Preferred Stocks:
          Banks, Trusts and Insurance                                 1,060,000           1,060,000           1,060,000
          Industrial and Miscellaneous                                1,000,000             982,500             982,500
                                                                   ------------        ------------        ------------
           Total Equity Securities                                    2,065,262           2,061,448           2,061,448

         Short-Term Investments                                      12,947,913          12,947,913          12,947,913
                                                                   ------------        ------------        ------------
           Total Investments                                       $113,141,367         113,892,112         113,892,112
                                                                   ============        ============        ============

         1997
         Fixed Maturities Available for Sale:
         Bonds:
          States, Municipalities and Political Subdivision         $ 43,928,817          43,975,620          43,975,620
          United States Government and Government Agencies           28,747,121          28,866,243          28,866,243
          Industrial and Miscellaneous                               15,057,614          15,136,895          15,136,895
          Mortgage-Backed Securities                                 13,790,379          13,874,222          13,874,222
                                                                   ------------        ------------        ------------
            Total Fixed Maturities                                  101,523,931         101,852,980         101,852,980

         Equity Securities - Common Stocks:
           Banks, Trusts and Insurance                                    5,262              15,927              15,927
         Equity Securities - Redeemable Preferred Stocks:
           Industrial and Miscellaneous                                 977,812             995,000             995,000
                                                                   ------------        ------------        ------------
             Total Equity Securities                                    983,074           1,010,927           1,010,927

         Short-Term Investments                                      32,422,313          32,422,313          32,422,313
                                                                   ------------        ------------        ------------
           Total Investments                                       $134,929,318         135,286,220         135,286,220
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

         On December 31, 1998, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10 million on deposit with various state regulatory authorities.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amortized cost and fair value of fixed maturities at December 31, 1998 and 1997, by effective maturity, follows:


                                                                    1998                                   1997

                                                       Amortized              Fair            Amortized             Fair
                                                          Cost                Value              Cost               Value
                                                          ----                -----              ----               -----
         Due In One Year or Less                       $19,661,604         19,804,671         46,284,844         46,296,200
         Due After One Year Through Five Years          72,227,199         72,805,247         54,904,724         55,148,780
         Due After Five Years Through Ten Years          5,198,529          5,225,378            334,363            408,000
         Due After Ten Years                             1,040,860          1,047,455                 --                 --
                                                       -----------        -----------        -----------        -----------
             Total                                     $98,128,192         98,882,751        101,523,931        101,852,980
                                                       ===========        ===========        ===========        ===========


         The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

         A summary of gross unrealized gains and losses at December 31, 1998 and 1997 follows:

                                                       1998                            1997
                                               Gains           Losses           Gains           Losses
                                               -----           ------           -----           ------
         States, Municipalities and
            Political Subdivisions           $413,730         (11,847)          71,667         (24,864)
         United States Government and
            Government Agencies               232,849         (36,314)         137,462         (18,340)
         Industrial and Miscellaneous              --              --           79,280              --
         Mortgage-Backed Securities           156,767            (626)          83,884             (40)
                                             --------        --------         --------        --------
           Total                              803,346         (48,787)         372,293         (43,244)

         Equity Securities                     13,686         (17,500)          27,853              --
                                             --------        --------         --------        --------

           Total                             $817,032         (66,287)         400,146         (43,244)
                                             ========        ========         ========        ========

(4)      INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

         A summary of net investment income for the years ended December 31, 1998, 1997 and 1996 follows:

                                                   1998                 1997                1996
                                                   ----                 ----                ----
         Tax-Exempt Interest                   $ 2,045,722           1,996,969           2,912,844
         Taxable Interest                        4,080,814           4,639,758           3,768,102
         Dividends on Equity Securities             56,603              10,283                 750
         Other                                          --                  --             (33,725)
         Investment Expenses                       (45,034)           (142,294)           (112,399)
                                               -----------         -----------         -----------

           Net Investment Income               $ 6,138,105           6,504,716           6,535,572
                                               ===========         ===========         ===========


         Realized capital gains (losses) for the years ended December 31, 1998, 1997 and 1996 follows:

                                                1998               1997             1996
                                                ----               ----             ----
         Fixed Maturities                     $ 225,701           258,318          209,918
         Equity Securities                       44,653            24,349           48,568
         Other                                   (4,185)               --             (712)
                                              ---------         ---------        ---------

            Net Realized Capital Gains        $ 266,169           282,667          257,774
                                              =========         =========        =========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gross gains of $229,063, $261,005 and $237,726 and gross losses of $3,362, $2,687 and $27,808 were realized on fixed maturity sales for the years ended December 31, 1998, 1997 and 1996, respectively. Gross gains of $44,653, $24,349 and $48,568 were realized on sale of equity securities for the years ended December 31, 1998, 1997 and 1996, respectively. There were no losses realized on equity security sales for the years ended December 31, 1998, 1997 and 1996.

(5)      RECEIVABLES

         A summary of receivables at December 31, 1998 and 1997 follows:

                                                                                       1998               1997
                                                                                       ----               ----
         Insurance Premiums Due From Agents                                        $ 2,440,836           4,469,243
         Receivables Under Construction Contracts:
           Amounts Billed                                                            2,662,501           1,834,994
           Recoverable Costs in Excess of Billings on Uncompleted Contracts            173,324             588,009
           Billings in Excess of Costs on Uncompleted Contracts                     (1,957,000)             (5,400)
           Retainage, Due on Completion of Contracts                                   504,857             264,067
                                                                                   -----------         -----------
              Total Receivables Under Construction Contracts                         1,383,682           2,681,670
         Other                                                                         170,726             277,360
                                                                                   -----------         -----------
              Total Receivables                                                      3,995,244           7,428,273
         Less Allowances for Doubtful Accounts                                        (257,617)           (309,746)
                                                                                   -----------         -----------
              Total Receivables, Net                                               $ 3,737,627           7,118,527
                                                                                   ===========         ===========


         The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 1999.

         Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(6)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31, 1998 and 1997 follows:

                                                  1998               1997
                                                  ----               ----
         Building                             $14,843,201         14,657,155
         Land                                     800,000            800,000
         Equipment and Vehicles                 1,008,966          1,073,059
         Furniture and Fixtures                   892,663            914,187
                                              -----------        -----------
                                               17,544,830         17,444,401
         Less Accumulated Depreciation          4,650,639          4,265,064
                                              -----------        -----------
                                              $12,894,191         13,179,337
                                              ===========        ===========


         Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 1998 are estimated to be $654,548 for 1999, $591,845 for 2000, $570,944
         for 2001, $570,944 for 2002 and $486,944 for 2003. Rental income earned in 1998, 1997 and 1996 was $626,730, $561,852 and $504,063,
         respectively.

(7)      INTANGIBLES

         A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 1998 and 1997 follows:

                                                 1998               1997
                                                 ----               ----
         Insurance Licenses                   $4,188,926         4,188,926
         Goodwill                              2,524,872         2,524,872
                                              ----------        ----------
                                               6,713,798         6,713,798
         Less Accumulated Amortization         3,818,427         3,491,775
                                              ----------        ----------
                                              $2,895,371         3,222,023
                                              ==========        ==========


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


                                                   1998                  1997                 1996
                                                   ----                  ----                 ----
         Balance at January 1                  $ 48,900,713           47,960,084           45,235,311
           Less reinsurance recoverable           3,478,121            3,841,001            3,872,099
                                               ------------         ------------         ------------
         Net balance at January 1                45,422,592           44,119,083           41,363,212

         Incurred related to:
           Current year                           4,508,667            5,176,030            7,137,183
           Prior years                           (2,321,939)            (838,778)          (1,167,203)
                                               ------------         ------------         ------------
         Total incurred                           2,186,728            4,337,252            5,969,980

         Payments related to:
           Current year                              18,260               94,398              153,514
           Prior years                            6,700,114            2,939,345            3,060,595
                                               ------------         ------------         ------------
         Total payments                           6,718,374            3,033,743            3,214,109

         Net balance at December 31              40,890,946           45,422,592           44,119,083
           Plus reinsurance recoverable           2,224,116            3,478,121            3,841,001
                                               ------------         ------------         ------------
         Balance at December 31                $ 43,115,062           48,900,713           47,960,084
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

(9)      NOTES PAYABLE TO BANKS

         At December 31, 1998, the Company has a $10,000,000 bank line of credit with a financial institution. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 1998. Borrowings outstanding at December 31, 1997 under a previous line of credit were $5,000,000.

         Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period.

         The fair value of notes payable to banks approximates cost.

 (10)    LONG-TERM DEBT

         A summary of long-term debt at December 31, 1998 and 1997 follows:


                                              1998               1997
                                              ----               ----
         Mortgage Note Due 2009           $ 7,800,000                 --
         Term Loan Due 2003                 5,000,000                 --
         Senior Notes Due 2005              9,000,000         12,000,000
         Term Loan Due 2004                        --          6,690,000
         Term Loan Due 2003                        --          1,874,998
         Term Loan Due 2000                        --          3,333,333
         Mortgage Note Due 2000                    --          7,814,396
         Convertible Note Due 2022         15,400,000         16,500,000
                                          -----------        -----------
                                          $37,200,000         48,212,727
                                          ===========        ===========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On December 23, 1998, the Company obtained a permanent mortgage loan from a financial institution. The $7,800,000 mortgage note, with interest fixed at 6.95% is payable in monthly installments of principal and interest over 10 years. The loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of specified ratios. The proceeds were used to repay the existing mortgage note.

         On December 9, 1998, the Company obtained a $5,000,000, five-year term loan from a financial institution, which is currently payable in quarterly installments of $250,000 commencing March 1, 1999. The interest rate is fixed at 7.25%. The loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of specified ratios. The proceeds, along with internal funds, were used to refinance existing debt which existed at December 31, 1998.

         On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options (See
         Note 13). The shares were purchased at an average price of $14.70 per share, for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 which commenced on January 31, 1998, with interest at prime rate (7-3/4%). The Company voluntarily prepaid the principal payment of $1,500,000 due January 31, 1999 on December 31, 1998. The interest rate is equal to the prime rate, however, the interest rate shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The purchase of stock in 1997 with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         The terms of the note agreements with AIG Life Insurance Company and American International Life Assurance Company of New York contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefore, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all of these covenants at December 31, 1998, except for the ratio of Earnings Before Interest expense, Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant

         On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated debenture to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuance. The Company can prepay the note and the Fund has the option to accept the prepayment or convert the note to stock. The Company made a voluntary principal payment of $1,100,000 on July 31, 1998. At December 31, 1998, the Company had reserved 1,400,000 shares of Class A Stock for issuance pursuant to such conversion option.

         Principal payments on long-term debt are $1,559,871, $3,100,052, $3,143,108, $3,189,256 and $3,238,716 the years 1999 through 2003, respectively. Interest expense paid in 1998, 1997 and 1996 amounted to $5,121,093, $4,630,502 and $4,980,833, respectively.

         The fair value at December 31, 1998 of the mortgage, the term loan and the senior notes approximate carrying value. It is not practicable to estimate the fair value of convertible note at December 31, 1998 because of the complex and unique terms associated with this debt instrument.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     INCOME TAXES

         The components of income tax expense for each year follows:


                                             1998              1997                1996
                                             ----              ----                ----
         Current Taxes:
           Federal                        $  584,655         1,310,845          2,288,025
           State                              62,000            45,000             60,000
                                          ----------        ----------         ----------
                                             646,655         1,355,845          2,348,025
                                          ----------        ----------         ----------
         Deferred Taxes (Credits):
           Federal                            73,041           383,771            (34,197)
           State                                  --                --                 --
                                          ----------        ----------         ----------
                                              73,041           383,771            (34,197)
                                          ----------        ----------         ----------
         Total                            $  719,696         1,739,616          2,313,828
                                          ==========        ==========         ==========


       The effective Federal income tax rate, as a percentage of earnings before income taxes and minority interest follows:

                                                      1998          1997          1996
                                                      ----          ----          ----
         Federal Statutory Tax Rate                   34.0%         34.0%         34.0%
         State Income Tax Benefit                      (.7)          (.3)          (.2)
         Effect of Tax-Exempt Interest               (20.8)         (9.4)         (9.9)
         Dividend Received Deduction                  (4.8)           --            --
         Amortization of Goodwill                      3.9           1.8           1.3
         Officers Life Insurance Premiums              2.8           1.2            .8
         Other, Net                                    8.8            .-            .5
                                                     -----          ----          ----
           Effective Federal Income Tax Rate          23.2%         27.3%         26.5%
                                                     =====          ====          ====


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


                                                                                             1998               1997
                                                                                             ----               ----
         Deferred Tax Assets:
           Reserves for Losses and Loss Adjustment Expenses,
              Principally Due to Reserve Discounting                                      $2,455,519         2,848,237
           Unearned Premiums                                                                 417,049           604,664
           Accounts Receivable, Principally Due to Allowance for Doubtful Accounts            87,590           105,314
           State Net Operating Loss Carryforward                                           1,365,900         1,442,000
           Other                                                                              22,073            26,505
                                                                                          ----------        ----------
              Total Gross Deferred Tax Assets                                              4,348,131         5,026,720
              Less Valuation Allowance                                                     1,365,900         1,442,000
                                                                                          ----------        ----------
              Net Deferred Tax Assets                                                     $2,982,231         3,584,720
         Deferred Tax Liabilities:
           Plant and Equipment                                                               461,970           461,118
           Deferred Policy Acquisition Costs                                                 527,030           706,658
           Unrealized Gains on Investments                                                   255,254           121,346
           Limited Partnership Investment                                                         --           352,659
           Other                                                                               3,990             2,003
                                                                                          ----------        ----------
              Total Gross Deferred Tax Liabilities                                         1,248,244         1,643,784
                                                                                          ----------        ----------

              Net Deferred Tax Assets                                                     $1,733,987         1,940,936
                                                                                          ==========        ==========


         A valuation allowance is provided for the state net operating loss carryforward which is not considered realizable. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 1998.

         Taxes paid in 1998, 1997 and 1996 were $52,227, $1,790,253 and
         $1,556,471, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)     PENSION AND PROFIT SHARING PLANS

         The Company and its subsidiaries maintain, for the benefit of non-union employees, a qualified thrift, profit sharing and retirement plan. Participants are required to contribute three percent of their compensation to the plan annually. The Company's contributions, established by the Board of Directors, were $85,000, $85,000 and $100,000 for 1998, 1997 and 1996, respectively.

         The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 1998.


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

         During 1998, 1997 and 1996, ACMAT repurchased, in open market and privately negotiated transactions 4,769, 3,400 and 42,207 respectively, shares of its Common Stock at an average price of $20.65, $20.44 and $18.81 per share, respectively. The Company also repurchased during 1998, 1997 and 1996, in open market and privately negotiated transactions 342,366, 1,347,686 and 872,975, respectively, shares of its Class A Stock at an average price of $15.10, $14.98 and $13.18 per share, respectively.

         During 1997 and 1996, the Company issued 450,000 and 499,999, respectively, shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York, all of which was repurchased by the Company in 1997 (see Note
         10). The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         The stockholders have periodically approved the distribution of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                         1998                 1997                1996
                                                                         ----                 ----                ----
        Options outstanding at December 31                               292,000             383,000             504,000
        Weighted average price per share of
           options outstanding                                          $10.20               $9.59                $9.04
        Expiration dates                                             1/2001-7/2006       1/2001-7/2006        1/2001-7/2006
        Options exercisable at December 31                               292,000             383,000             405,000
        Options granted                                                        -                   -              99,000
        Options exercised or surrendered                                  91,000             121,000              85,000
        Price ranges of options exercised or surrendered              $6.00-$8.50         $6.00-$8.50          $6.00-$8.50

         The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant.

         The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for the Company's stock options issued in 1996 been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below: There were no stock options granted in 1998 or 1997.


                                                                        1996
                                                                        ----
        Net Earnings                             As Reported          $5,293,111
                                                 Pro Forma            $4,946,617

        Basic Earnings per share                 As Reported          $     1.56
                                                 Pro Forma            $     1.46

        Diluted Earnings per share               As Reported          $     1.22
                                                 Pro Forma            $     1.16

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

         Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $10,730,000 in 1999.

         The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. As of December 31, 1998, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that individually or in the aggregate materially affect statutory shareholders' equity.

         In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $55,124,801, and $70,989,140 at December 31, 1998 and 1997, respectively, and their statutory net income for the years ended December 31, 1998, 1997 and 1996 was $12,078,378, $12,383,045 and $8,778,843, respectively. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are excess statutory reserves over statement reserves (Schedule P Liability), carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs and deferred taxes which are recognized for GAAP only.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1998, 1997 and 1996:


                                                                          Average
                                                                           Shares         Per-Share
         1998:                                          Earnings         Outstanding        Amount
                                                        --------         -----------        ------
         Basic EPS:
             Earnings available to stockholders        $2,120,529         3,199,906        $    .66

         Effect of Dilutive Securities:
             Stock options                                     --            79,029
                                                       ----------        ----------

         Diluted EPS:
             Earnings available to stockholders        $2,120,529         3,278,935        $    .65
                                                       ==========        ==========        ========

         1997:
         Basic EPS:
             Earnings available to stockholders        $4,456,949         3,443,976        $   1.29

         Effect of Dilutive Securities:
             Stock options                                     --           128,917
             Convertible Senior Notes                  $   29,903            43,150
             Convertible Note                          $1,252,350         1,500,000
                                                       ----------         ---------

         Diluted EPS:
             Earnings available to stockholders        $5,739,202         5,116,043        $   1.12
                                                       ==========        ==========        ========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Average
                                                                           Shares         Per-Share
         1996:                                          Earnings         Outstanding        Amount
                                                        --------         -----------        ------
         Basic EPS:
             Earnings available to stockholders        $5,293,111         3,397,197        $   1.56

         Effect of Dilutive Securities:
             Stock options                                     --           132,333
             Convertible Senior Notes                  $  502,425           725,000
             Convertible Note                          $1,252,350         1,500,000
                                                       ----------        ----------

         Diluted EPS:
             Earnings available to stockholders        $7,047,886         5,754,530        $   1.22
                                                       ==========        ==========        ========


         The Convertible notes were anti-dilutive in 1998.

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

         Many construction projects in which the Company has been engaged have included asbestos exposures which the Company believes to involve a particularly high degree of risk because of the hazardous nature of asbestos. The Company believes it has reduced the risks associated with asbestos through proper training of its employees and by maintaining general liability and workers' compensation insurance. From 1986 to 1996, the Company obtained its general liability insurance from its insurance subsidiaries. Since 1989, the Company has obtained its surety bonds from its insurance subsidiary.

         The Company has, together with many other defendants, been named as a defendant in approximately 190 actions brought in Connecticut state courts by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

 (16)    SEGMENT REPORTING

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company redefined its reportable operating segments as a result of the adoption of SFAS No. 131 and segment information for 1997 and 1996 has been restated.

         The Company has three reportable operating segments: ACMAT Contracting, ACSTAR Bonding and United Coastal Liability Insurance. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain Connecticut and leases office space to its insurance subsidiaries as well as third parties.

         The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general, asbestos, lead, pollution and professional liability insurance nationwide to specialty trade contractors, environmental contractors, property owner, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors.

         The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:


                                                                               1998                1997                1996
                                                                               ----                ----                ----
        Revenues:
          ACSTAR Bonding                                                   $  5,286,955          7,209,863            6,948,365
          United Coastal Liability Insurance                                 10,315,294         15,043,823           20,288,641
          ACMAT Contracting                                                  15,801,541         14,218,660           14,609,901
                                                                            -----------         ----------           ----------
                                                                           $ 31,403,790         36,472,346           41,846,907
                                                                            ===========         ==========           ==========

        Operating Earnings:
          ACSTAR Bonding                                                   $  2,314,485          2,305,342            2,282,168
          United Coastal Liability Insurance                                  5,176,870          8,239,017           10,105,725
          ACMAT Contracting                                                     501,712          1,224,579            2,631,958
                                                                            -----------         ----------           ----------
                                                                           $  7,993,067         11,768,938           15,019,851
                                                                            ===========         ==========           ==========

        Depreciation and Amortization:
          ACSTAR Bonding                                                   $    442,457            307,453              511,585
          United Coastal Liability Insurance                                    279,422            512,769              573,444
          ACMAT Contracting                                                     690,125            685,791              702,032
                                                                            -----------         ----------           ----------
                                                                           $  1,412,004          1,506,013            1,787,061
                                                                            ===========         ==========           ==========

        Identifiable Assets:
          ACSTAR Bonding                                                   $ 50,312,769         53,220,508
          United Coastal Liability Insurance                                 78,888,156        100,524,851
          ACMAT Contracting                                                  16,925,540         20,463,403
                                                                           ------------        -----------
                                                                           $146,126,465        176,208,762
                                                                           ============        ===========

        Capital Expenditures:
          ACSTAR Bonding                                                   $      3,364                652
          United Coastal Liability Insurance                                     49,044             93,709
          ACMAT Contracting                                                     186,046             60,122
                                                                           ------------        -----------
                                                                           $    238,454            154,483
                                                                           ============        ===========

        The components of revenue for each segment are as follows:
                                                                               1998                 1997                 1996
                                                                               ----                 ----                 ----
           ACMAT Contracting:
             Contract revenues                                             $ 12,139,924         10,056,322            9,415,734
             Investment income, net                                              65,342             55,071               76,800
             Intersegment revenue:
               Rental income                                                  1,251,299          1,251,955            1,201,725
               Underwriting services and agency commissions                   1,697,978          2,295,371            3,089,567
             Capital losses                                                           -                  -                 (712)
             Other                                                              646,998            559,941              826,787
                                                                           ------------         ----------           ----------
                                                                            $15,801,541         14,218,660           14,609,901
                                                                           ------------         ----------           ----------
           ACSTAR Bonding:
             Premiums                                                      $  4,618,281          5,847,558            5,837,254
             Investment income, net                                           1,169,977            962,815            1,128,896
             Equity income (loss) from limited partnership investment          (569,343)           244,302              (22,365)
             Capital gains/(losses)                                              68,040             25,380               (6,788)
             Other                                                                    -            129,808               11,368
                                                                           ------------         ----------           ----------
                                                                           $  5,286,955          7,209,863            6,948,365
                                                                           ------------         ----------           ----------
           United Coastal Liability Insurance:
             Premiums                                                      $  6,519,382          9,198,286           14,062,682
             Investment income, net                                           4,430,026          4,859,805            5,885,793
             Equity income (loss) from limited partnership investment          (832,243)           591,735              (11,360)
             Capital gains                                                      198,129            257,287              265,274
             Other                                                                    -            136,710               86,252
                                                                           ------------         ----------           ----------
                                                                           $ 10,315,294         15,043,823           20,288,641
                                                                           ------------         ----------           ----------

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:


         Revenue:                                                         1998                 1997                 1996
                                                                          ----                 ----                 ----
              Total revenue for reportable segments                   $ 31,403,790           36,472,346           41,846,907
              Intersegment eliminations                                 (2,651,517)          (2,920,211)          (4,811,602)
                                                                      ------------         ------------         ------------
                                                                      $ 28,752,273           33,552,135           37,035,305
                                                                      ============         ============         ============

         Operating Earnings:
              Total operating earnings for reportable segments        $  7,993,067           11,768,938           15,019,851
              Interest expense                                          (4,621,401)          (5,116,414)          (4,946,418)
              Intersegment interest expense                                (52,774)                  --           (1,118,546)
              Other operating expenses                                    (478,667)            (455,959)            (459,808)
                                                                      ------------         ------------         ------------
                                                                      $  2,840,225            6,196,565            8,495,079
                                                                      ============         ============         ============


         Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable selling, general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable selling, general and administrative expenses. The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         A summary of the unaudited quarterly results of operations for 1998 and 1997 follows:


                                            MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                            --------           -------        ------------       -----------
         1998

         Operating Revenues                $7,402,497         6,963,358         7,504,575         6,881,843
                                           ----------        ----------        ----------        ----------

         Operating Earnings                $2,608,244         1,990,413         1,199,983         1,662,986
                                           ----------        ----------        ----------        ----------

         Net Earnings                      $1,003,526           620,254            66,538           430,211
                                           ----------        ----------        ----------        ----------

         Basic Earnings Per Share          $      .30               .19               .02               .14
                                           ----------        ----------        ----------        ----------

         Diluted Earnings Per Share        $      .27               .19               .02               .14
                                           ----------        ----------        ----------        ----------

         1997

         Operating Revenues                $8,263,809         8,642,065         8,056,863         8,589,398
                                           ----------        ----------        ----------        ----------

         Operating Earnings                $2,935,909         3,315,024         2,614,952         2,447,094
                                           ----------        ----------        ----------        ----------

         Net Earnings                      $1,149,226         1,409,415         1,013,071           885,237
                                           ----------        ----------        ----------        ----------

         Basic Earnings Per Share          $      .31               .41               .30               .27
                                           ----------        ----------        ----------        ----------
                                                                                                        .31

         Diluted Earnings Per Share        $      .27               .34               .27               .24
                                           ----------        ----------        ----------        ----------


Note: Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses.

Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES


                  Condensed Financial Information of Registrant

                  As of December 31, 1998 and 1997 and for the

                  years ended December 31, 1998, 1997 and 1996



The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 1998 and 1997 and its condensed statements of earnings and cash flows for the years ended December 31, 1998, 1997 and 1996.

                                 BALANCE SHEETS

                                    Assets                                    1998               1997
                                                                              ----               ----
         Current assets:
               Cash                                                       $   396,430            822,100
               Receivables                                                  1,549,013          2,953,635
               Other current assets                                           150,984            192,842
                                                                          -----------        -----------
                              Total current assets                          2,096,427          3,968,577

         Property and equipment, net                                       12,671,837         12,927,465
         Investments in and advance from subsidiaries                      61,652,491         76,576,942
         Intangibles                                                          518,135            692,495
         Other assets                                                       1,731,203          2,549,472
                                                                          -----------        -----------
                                                                          $78,670,093         96,714,951
                                                                          ===========        ===========



                              Liabilities and Stockholders' Equity

         Current liabilities:
               Notes payable to banks                                     $        --          5,000,000
               Current portion of long-term debt                            1,559,871          4,365,381
               Other current liabilities                                    3,847,167          3,924,485
                                                                          -----------        -----------
                              Total current liabilities                     5,407,038         13,289,866
         Long-term debt                                                    35,640,129         43,847,346
                                                                          -----------        -----------
         Total liabilities                                                 41,047,167         57,137,212

         Commitments and contingencies
         Stockholders' equity                                              37,622,926         39,577,739
                                                                          -----------        -----------



                                                                          $78,670,093         96,714,951
                                                                          ===========        ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS



                                                                               1998                 1997                 1996
                                                                               ----                 ----                 ----
         Contract revenues                                                 $ 12,139,924           10,056,322            9,415,734
         Cost of contract revenues                                           11,810,879            9,331,103            8,396,344
                                                                           ------------         ------------         ------------
                 Gross profit                                                   329,045              725,219            1,019,390


         Selling, general and administrative expenses                         3,841,623            3,982,916            3,896,182
                                                                           ------------         ------------         ------------
                 Operating loss                                              (3,512,578)          (3,257,697)          (2,876,792)


         Interest expense                                                    (4,674,175)          (5,116,414)          (6,064,964)
         Interest income                                                         46,854               43,101               52,999
         Underwriting fees                                                    1,260,399            1,718,281            2,132,685
         Other income                                                         1,898,297            1,811,896            2,027,800
                                                                           ------------         ------------         ------------
                 Loss before income taxes and equity in net
                       earnings of subsidiaries                              (4,981,203)          (4,800,833)          (4,728,272)



         Income tax benefit                                                  (1,435,000)          (1,500,000)          (1,473,000)
                                                                           ------------         ------------         ------------

                 Loss before equity in net earnings of subsidiaries          (3,546,203)          (3,300,833)          (3,255,272)

         Equity in net earnings of subsidiaries                               5,666,732            7,757,782            8,548,383
                                                                           ------------         ------------         ------------

                 Net earnings                                              $  2,120,529            4,456,949            5,293,111
                                                                           ============         ============         ============



See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


Cash flows from operating activities:                                 1998                  1997                 1996
                                                                      ----                  ----                 ----
          Net earnings                                            $  2,120,529            4,456,949            5,293,111
          Depreciation and amortization                                688,862              684,521              682,166
          Equity in undistributed earnings of subsidiaries          (5,666,732)          (7,757,782)          (8,548,383)
          (Increase) decrease in accounts receivable                 1,404,622             (839,594)            (174,311)
          (Increase) decrease in other assets                          787,299              149,711             (182,424)
          Increase (decrease) in other liabilities                     159,662              122,424             (587,169)
                                                                  ------------         ------------         ------------
                 Net cash used for operating activities               (505,758)          (3,183,771)          (3,517,010)
                                                                  ------------         ------------         ------------

Cash flows from investing activities:
          Capital expenditures                                        (186,046)             (60,122)             (85,108)
          Decrease in investment in subsidiaries                    20,851,120           13,714,452            9,834,721
          Other                                                             --                   --             (335,606)
                                                                  ------------         ------------         ------------
                 Net cash provided by investing activities          20,665,074           13,654,330            9,414,007
                                                                  ------------         ------------         ------------

Cash flows from financing activities:
          Borrowings under lines of credit                           7,000,000            5,000,000            9,200,000
          Repayments of lines of credit                            (12,000,000)         (13,200,000)          (3,500,000)
          Repayment of long-term debt                              (23,812,727)          (3,594,692)          (1,820,181)
          Issuance of long-term debt                                12,800,000            8,500,000            2,500,000
          Issuance of Class A stock, net of taxes                      696,000              882,250              560,000
          Payments for acquisition and retirement of stock          (5,268,259)          (8,257,963)         (12,300,209)
                                                                  ------------         ------------         ------------
                 Net cash used for financing activities            (20,584,986)         (10,670,405)          (5,360,390)
                                                                  ------------         ------------         ------------

Net increase (decrease) in cash                                       (425,670)            (199,846)             536,607

Cash, beginning of year                                                822,100            1,021,946              485,339
                                                                  ------------         ------------         ------------

Cash, end of year                                                 $    396,430              822,100            1,021,946
                                                                  ============         ============         ============

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                         Condensed Financial Information
                     Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 1998 Annual Report.

(1)      SUPPLEMENTAL CASH FLOW INFORMATION

         Income taxes received from subsidiaries during the years ended December 31, 1998, 1997 and 1996 were $2,355,403, $112,995, and $1,990,201, respectively. Interest paid during the years ended December 31, 1998, 1997 and 1996 was $5,173,867 $4,630,502, and $6,099,379, respectively.
         Interest paid in 1998 and 1996 included $52,774 and $1,118,546, respectively, paid to subsidiaries for intercompany loans.

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

(2)      LONG-TERM DEBT

         A summary of long-term debt at December 31, 1998 and 1997 follows:

                                             1998                 1997
                                             ----                 ----
         Term Loan Due 2003               $ 5,000,000                 --
         Mortgage Note Due 2008             7,800,000                 --
         Senior Notes Due 2005              9,000,000         12,000,000
         Term Loan Due 2004                        --          6,690,000
         Term Loan Due 2003                        --          1,874,998
         Term Loan Due 2000                        --          3,333,333
         Mortgage Note Due 2000                    --          7,814,396
         Convertible Note Due 2022         15,400,000         16,500,000
                                          -----------        -----------
                                          $37,200,000         48,212,727
                                          ===========        ===========


         See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 1999 to 2003 and thereafter.

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

                                                                     SCHEDULE II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1998, 1997 and 1996


                                    Balance        Additions
                                      at            charged                          Balance
                                   beginning        to costs                           at
                                      of              and                            end of
             Description            period          expenses     Deductions(a)       period
             -----------            ------          --------     -------------       ------
           Allowance for
         doubtful accounts:

               1998                $309,746         293,149         345,278         257,617
                                   ========        ========        ========        ========


               1997                $322,406         620,000         632,660         309,746
                                   ========        ========        ========        ========


               1996                $340,844         400,904         419,342         322,406
                                   ========        ========        ========        ========

(a) Deductions represent accounts written off.

ACMAT CORPORATION AND SUBSIDIARIES                                    Schedule V

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 1998, 1997 and 1996


                                                    Discount Ded.
                                  Reserves for       from Unpaid
                   Deferred       Unpaid Losses        Losses
  Affiliation      Policy           and Loss          and Loss                                          Net
     with        Acquisition       Adjustment        Adjustment         Unearned         Earned      Investment
  Registrant       Costs            Expenses          Expenses          Premiums        Premiums       Income
  ----------       -----            --------          --------          --------        --------       ------
    United
   Coastal
   Liability
  Insurance:
     1998        $1,004,850        31,471,445           --              4,650,438       6,519,382     4,430,026
                 ===========      ===========        ==========        ==========      ==========     =========

     1997        $1,432,358        35,994,240           --              6,846,846       9,198,286     4,859,805
                 ==========        ==========        ==========        ==========      ==========     =========

     1996        $2,056,166        36,097,543           --              9,230,566      14,062,682     4,711,440
                 ==========        ==========        ==========        ==========      ==========     =========



                 Losses & Loss    Adjustment      Amortization      Paid
                    Expenses      Incurred        of Deferred      Losses
  Affiliation       Related          to              Policy       and Loss
     with        ---------------------------      Acquisition    Adjustment      Premiums
  Registrant     Current Year    Prior Years         Costs        Expenses        Written
  ----------     ------------    -----------         -----        --------        -------
    United
   Coastal
   Liability
  Insurance:
     1998          3,123,183     (1,167,367)       1,852,218     6,572,054       4,351,983
                   =========     ===========       =========     =========      ==========

     1997          3,421,762       (662,276)       2,569,959     3,011,873       7,026,051
                  ==========      ==========       =========     =========      ==========

     1996          5,386,007     (1,167,203)       3,860,129     2,959,515      12,227,735
                   =========     ===========       =========     =========      ==========


                                                    Discount Ded.
                                  Reserves for       from Unpaid
                   Deferred       Unpaid Losses        Losses
  Affiliation      Policy           and Loss          and Loss                                          Net
     with        Acquisition       Adjustment        Adjustment         Unearned         Earned      Investment
  Registrant       Costs            Expenses          Expenses          Premiums        Premiums       Income
  ----------       -----            --------          --------          --------        --------       ------
   ACSTAR
  BONDING:
     1998        $  545,239        14,512,333           --              2,889,186       4,618,281     1,169,977
                 ===========      ===========        ==========        ==========      ==========     =========

     1997        $  646,047        16,093,222           --              3,587,126       5,847,558       962,815
                 ===========      ===========        ==========        ==========      ==========     =========

     1996        $  849,709        14,781,134           --              4,100,310       5,837,254     1,106,531
                 ===========      ===========        ==========        ==========      ==========     =========




                   Losses & Loss     Adjustment      Amortization         Paid
                      Expenses       Incurred        of Deferred         Losses
  Affiliation         Related           to              Policy          and Loss
     with          ----------------------------      Acquisition       Adjustment        Premiums
  Registrant       Current Year     Prior Years         Costs           Expenses          Written
  ----------       ------------     -----------         -----           --------          -------
   ACSTAR
  BONDING:

     1998            1,385,484      $(1,154,572)       1,225,718           146,320        4,026,634
                     =========      ===========      ===========        ==========        ==========
     1997            1,754,268      $  (176,502)       1,605,140            21,870        5,654,146
                     =========      ===========      ===========        ==========        ==========
     1996            1,751,176      $  --              1,724,096           254,594        5,813,753
                     =========      ===========      ===========        ==========        ==========

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

             NAME                         AGE        DIRECTOR    POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
                                                      SINCE      DURING LAST FIVE YEARS, INCLUDING OCCUPATION
    HENRY W. NOZKO, SR. (1)                79          1951      Chairman of the Board, President and Chief Executive
                                                                 Officer of the Company.  Chairman of the Board and
                                                                 Director of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc. and ACSTAR Insurance Company.
                                                                 Co-Chief Executive Officer of United Coastal
                                                                 Insurance Company.
    HENRY W. NOZKO, JR. (1)                52          1971      Executive Vice President, Chief Operating Officer,
                                                                 and Treasurer of the Company.  Member of the Audit
                                                                 Committee.  President, Co-Chief Executive Officer and
                                                                 Treasurer of United Coastal Insurance Company.
                                                                 President and Treasurer of ACSTAR Holdings, Inc. and
                                                                 ACSTAR Insurance Company.  Member, Boards of
                                                                 Directors of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc., ACSTAR Insurance Company.

    VICTORIA C. NOZKO (1)                  80          1982      Housewife during past five years.  Member of the
                                                                 Audit Committee.

    JOHN C. CREASY                         79          1987      Retired Chief Executive Officer of Danbury Hospital,
                                                                 Member, Board of United Coastal Insurance Company.
                                                                 Member of the Compensation Committee and Audit
                                                                 Committee.

    MICHAEL J. SULLIVAN (2)                54          1993      Business Manager, Financial Secretary/Treasurer of
                                                                 Sheet Metal Workers' Local Union No. 20; General
                                                                 Secretary-Treasurer of Sheet Metal Workers'
                                                                 International Association.

(1) Mr. Henry W. Nozko, Sr. and Mrs. Victoria C. Nozko are husband and wife and Mr. Henry W. Nozko, Jr. is their son.

(2) Mr. Michael J. Sullivan resigned from the Board of Directors effective February 28, 1999. The Pension Fund will nominate a new Director to be voted upon at the upcoming Annual Meeting of Shareholders.

     Executive Officers of the Registrant:

     The following are the Company's Executive Officers, their age, and offices held. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected.

          NAME                              AGE           OFFICES HELD
          ----                              ---           ------------
          Henry W. Nozko, Sr.                79           President, Chief Executive
                                                          Officer, Director and
                                                          Chairman of the Board
                                                          since 1951.

          Henry W. Nozko, Jr.                52           Executive Vice President since
                                                          1982. Treasurer since 1973.
                                                          Director since 1971, and Chief
                                                          Operating Officer since 1985.

          Robert H. Frazer                   52           Vice President since 1982.
                                                          Secretary since 1992. General
                                                          Counsel since 1977.

          Michael P. Cifone                  40           Vice President-Finance since
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


NAME AND PRINCIPAL                                  ANNUAL COMPENSATION (A)          LONG-TERM               ALL OTHER
POSITION                                                                          COMPENSATION (B)       COMPENSATION (C)
                                      YEAR         SALARY            BONUS        CLASS A OPTIONS
Henry W. Nozko, Sr.                   1998        $447,200                -                  -                $12,238
Chairman, President                   1997        $430,000         $ 86,000                  -                $10,591
And Chief Executive Officer           1996        $428,292         $172,000            $46,000                $10,345


Henry W. Nozko, Jr.                   1998        $322,500                -                  -                $12,120
Executive Vice President and Chief    1997        $310,000         $ 62,000                  -                $10,488
Operating Officer                     1996        $334,500         $124,000            $26,000                $10,238


Robert H. Frazer, Esq.                1998        $171,600                -                 -                 $12,075
Vice President, Secretary and         1997        $165,000          $33,000                 -                 $10,450
General Counsel                       1996        $164,375          $49,500                 -                 $10,198


Michael P. Cifone                     1998        $114,400                -                 -                 $10,202
Vice President-Finance                1997        $110,000          $22,000                 -                 $ 9,253
                                      1996        $109,583          $33,000                 -                 $10,090


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

The following table provides information on options exercised during 1998 by the named Executive Officers and the value of their unexercised options at December 31, 1998. No options were granted in 1998.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                          YEAR END 1998 OPTION VALUES

                                                                                 Number of
                                                 Shares                         Unexercised        Value of Unexercised
                                                Acquired       Value            Options at         In-the-Money Options
Name                                           on Exercise    Realized          12/31/98 (1)          at 12/31/98 (2)
                                               -----------    --------          ------------          ---------------
Henry W. Nozko, Sr.
    - ACMAT Class A Stock Options                 15,000      $105,000              46,000                $172,500
    - ACMAT Common Stock Options                       -             -              50,000                $550,000

Henry W. Nozko, Jr.
    - ACMAT Class A Stock Options                 16,000      $152,000              45,000                $235,750
    - ACMAT Common Stock Options                       -             -              50,000                $550,000

Robert H. Frazer
    - ACMAT Class A Stock Options                 15,000      $142,500              35,000                $236,250

Michael P. Cifone
    - ACMAT Class A Stock Options                      -             -              10,000                $ 67,500


         (1) Represents the number of options held at year end. All options were exercisable at December 31, 1998.

         (2) Represents the total gain which would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 1, 1999, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:


                                                                                   PERCENTAGE             PERCENTAGE
                                  CLASS                NUMBER OF SHARES              OF CLASS               OF TOTAL
  BENEFICIAL OWNER               OF STOCK           BENEFICIALLY OWNED (1)         OUTSTANDING          VOTING POWER (17)
  ----------------               --------           ----------------------         -----------          -----------------
Henry W. Nozko, Sr.               Common                438,000 (2)(5)                68.21%                  50.13%
                                  Class A                60,000 (2)(4)                 2.46
Henry W. Nozko, Jr.               Common                190,274 (2)(3)(5)             29.63                   23.37
                                  Class A               167,574 (2)(3)(6)              6.86
Victoria C. Nozko                 Class A                42,000 (7)                    1.75                     .50
John C. Creasy                    Common                  3,300                         .56                     .62
                                  Class A                18,453 (8)                     .77
Michael J. Sullivan               Class A                18,390 (9)                     .76                     .22
Sheet Metal Workers'
   National Pension Fund          Class A             1,400,000 (10)                  36.94                   14.42
Franklin Resources, Inc.          Class A               495,000 (11)                  20.71                    5.96
First Manhattan Co.               Class A               307,816 (12)                  12.88                    3.70
Queensway Financial
   Holdings Limited               Class A               349,100 (13)                  14.61                    4.20
Investment Counselor of
Maryland, Inc.                    Class A               190,000 (14)                   7.95                    2.29
EQSF Advisors, Inc.               Class A               189,978 (15)                   7.95                    2.29
U.S. Bancorp                      Class A               179,800 (16)                   7.52                    2.16
All Directors and
   Officers (7 persons)
   as a Group                     Common                631,574                       91.26                   70.21
                                  Class A               351,632                       13.65


(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.
(2) Does not include 14,260 shares of Common Stock nor 16,060 shares of Class A Stock held of record by ACMAT's qualified Thrift, Profit Sharing & Retirement Plan, of which Messrs. Nozko, Sr. and Nozko, Jr. are trustees. Address is 233 Main Street, New Britain, Connecticut 06050-2350.
(3) Does not include 24,250 shares of Class A Stock and 6,500 shares of Common Stock held by Mr. Nozko, Jr. as custodian for his minor child nor 900 shares of Class A Stock and 3,750 shares of Common Stock held by his wife, Gloria C. Nozko.
(4)      Includes options to purchase 46,000 shares of Class A Stock.
(5)      Includes options to purchase 50,000 shares of Common Stock.
(6)      Includes options to purchase 45,000 shares of Class A Stock.
(7)      Includes options to purchase 15,000 shares of Class A Stock.
(8)      Includes options to purchase 16,500 shares of Class A Stock.
(9)      Includes options to purchase 18,000 shares of Class A Stock.
(10) Assumes the full conversion of $15,400,000 principal amount of 11.5% Convertible Note into 1,400,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.
(11) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404
(12)     Address of First Manhattan Co. is 437 Madison Avenue, New York, NY
         10022.
(13) Address of Queensway Financial Holdings Limited is 90 Adelaide Street West, Toronto, Ontario M5H3V9.
(14) Address of Investment Counselor's of Maryland, Inc. is 803 Cathedral Street, Baltimore, MD 21201.
(15)     Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
         10017-2023.
(16)     Address of U.S. Bancorp is 601 2nd Avenue South, Minneapolis, MN
         55402-4302.
(17) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Sheet Metal Workers' National Pension Fund

The Pension Fund has the right to convert indebtedness of ACMAT to the Pension Fund in the principal amount of $15,400,000 into shares of Class A Stock at the current conversion price of $11.00 per share pursuant to the terms of a 30-year unsecured, subordinated debenture dated July 1, 1992 and bearing interest at the annual rate of 11.5%.

Henry W. Nozko, Sr., Henry W. Nozko, Jr. and the Pension Fund are parties to a voting agreement pursuant to which the parties have agreed to vote their respective shares of Class A Stock in favor of the Pension Fund's nominees to the ACMAT Board of Directors. Michael J. Sullivan has resigned from the Board of Directors effective February 28, 1999. The Pension Fund will nominate a new Director to be voted upon at the upcoming Annual Meeting of Shareholders.

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

The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate (7-3/4%). The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%.

American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded approximately $265,000 in reinsurance premiums in the year ended December 31, 1998.

Other Relationships

During the year ended December 31, 1998, the Company paid to Dr. Arthur Cosmas $128,780 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. Consolidated Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report
                  Consolidated Statements of Earnings for the years ended
                   December 31, 1998, 1997 and 1996
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements - December 31,
                   1998, 1997 and 1996

                  2. Financial Statement Schedules

                  Consolidated Schedules included in Part II of this Report-Years ended December 31, 1998, 1997 and 1996:

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

         (b)      Reports on Form 8-K

                           The Company did not file a report on Form 8-K during
the fourth quarter of 1998.

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

         (4b) Promissory Note between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(b).

         (4c) Open-end Mortgage Deed and Security Agreement between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(c).

         (4d) Commercial Credit Agreement between ACMAT Corporation and BankBoston, N.A. is attached hereto as Exhibit 4(d).

         (4e) Revolving Credit Note between ACMAT Corporation and BankBoston, N.A. is attached hereto as Exhibit 4(e).

         (4f) Term Note between ACMAT Corporation and BankBoston, N.A. is attached hereto as Exhibit 4(f).

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




                                            ACMAT CORPORATION


      Dated:  March 30, 1999                By: /s/ Henry W. Nozko, Sr.
                                               --------------------------------
                                            Henry W. Nozko, Sr., President
                                            and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     Chairman of the Board,
                                                     President, Chief Executive
       /s/ Henry W. Nozko, Sr                        Officer and Director                March 30, 1999
      -----------------------
      Henry W. Nozko, Sr.


                                                     Chief Operating Officer,
                                                     Executive Vice President
       /s/ Henry W. Nozko, Jr.                       Treasurer and Director              March 30, 1999
      -----------------------
      Henry W. Nozko, Jr.


                                                     Vice President - Finance
                                                     (Principal Financial and
       /s/ Michael P. Cifone                         Accounting Officer)                 March 30, 1999
      -----------------------
      Michael P. Cifone


       /s/ Victoria C. Nozko                         Director                            March 30, 1999
      -----------------------
      Victoria C. Nozko


       /s/ John C. Creasy                            Director                            March 30, 1999
      -----------------------
      John C. Creasy

                                INDEX TO EXHIBITS

    Regulation S-K Exhibit                    Page Number
    ----------------------                    -----------
    Exhibit 3                       -  Bylaws                                                    Incorporated by Reference

    Exhibit 3a                      -  Certificate of Incorporation
                                        as amended May 1, 1991                                   Incorporated by Reference

    Exhibit 4b                      -  Promissory Note between ACMAT
                                        and Webster Bank                                         Incorporated Herein

    Exhibit 4c                      -  Open-end Mortgage Deed/Security
                                        Agreement between ACMAT and
                                        Webster Bank.                                            Incorporated Herein

    Exhibit 4d                      -  Commercial Credit Agreement between
                                        ACMAT and BankBoston, N.A.                               Incorporated Herein

    Exhibit 4e                      -  Revolving Credit Note between ACMAT
                                        and BankBoston, N.A.                                     Incorporated Herein

    Exhibit 4f                      -  Term Note between ACMAT and BankBoston, N.A.              Incorporated Herein

    Exhibit 10a                     -  Annual Management                                         Incorporated by Reference
                                        Compensation Plan

    Exhibit 10b                     -  Stock Purchase and Note Agreement                         Incorporated by Reference
                                        between ACMAT Corporation
                                        and The Sheet Metal Workers'
                                        National Pension Fund

    Exhibit 21                      -  Subsidiaries of ACMAT                                     Incorporated Herein

    Exhibit 27                      -  Financial Data Schedule                                   Incorporated Herein