Form 10-Q
period 1999-03-31
ACMAT CORP
filed 1999-05-14
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________


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

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares outstanding
             Title of Class                    at April 30, 1999
             --------------                   ------------------
              Common Stock                           589,908
             Class A Stock                         2,389,308

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

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                  March 31,    December 31,
Assets                                                              1999          1998
------                                                              ----          ----
Investments:
   Fixed maturities-available for sale at fair value
     (Cost of $100,620,235 in 1999 and $98,128,192 in 1998)     $101,030,616    98,882,751
   Equity securities, at fair value
     (Cost of $2,065,262 in 1999 and 1998)                         2,023,483     2,061,448
   Short-term investments, at cost which approximates
     fair value                                                    8,835,600    12,947,913
                                                                ------------   -----------
     Total investments                                           111,889,699   113,892,112
Cash and cash equivalents                                          8,870,940     2,306,232
Accrued interest receivable                                        1,265,647     1,352,334
Reinsurance recoverable                                            2,295,232     2,224,116
Receivables, net                                                   2,939,060     3,737,627
Prepaid expenses                                                     468,665       162,784
Income tax refund receivable                                              --       207,380
Deferred income taxes                                              1,939,887     1,733,987
Property & equipment, net                                         12,779,109    12,894,191
Deferred policy acquisition costs                                  1,684,422     1,550,089
Other assets                                                       3,240,232     3,170,242
Intangibles, net                                                   2,813,708     2,895,371
                                                                ------------   -----------
                                                                 150,186,601   146,126,465
                                                                ============   ===========
Liabilities & Stockholders' Equity
----------------------------------
Notes payable to banks                                             2,980,000            --
Accounts payable                                                   2,371,369     3,200,965
Reserves for losses and loss adjustment expenses                  43,335,448    43,115,062
Unearned premiums                                                  7,177,281     6,795,435
Collateral held                                                   17,898,870    17,344,376
Income taxes                                                         170,137            --
Accrued liabilities                                                2,341,713       847,701
Long-term debt                                                    36,812,462    37,200,000
                                                                ------------   -----------
     Total liabilities                                           113,087,280   108,503,539

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized;
     589,908 and 592,088 shares issued and outstanding)              589,908       592,088
   Class A Stock (No par value; 10,000,000 shares authorized;
     2,389,808 and 2,460,808 shares issued and outstanding)        2,389,808     2,460,808
   Retained earnings                                              33,876,314    34,074,538
   Accumulated other comprehensive income                            243,291       495,492
                                                                ------------   -----------
   Total stockholders' equity                                     37,099,321    37,622,926
                                                                ------------   -----------
                                                                $150,186,601   146,126,465
                                                                ============   ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1999 and 1998


                                                           1999          1998
                                                           ----          ----
Earned premiums                                         $2,389,449     2,848,325
Contract revenues                                        2,483,676     2,175,692
Investment income, net                                   1,367,038     1,722,274
Net realized capital gains                                 159,161       103,201
Other income                                               176,247       553,005
                                                        ----------     ---------
                                                         6,575,571     7,402,497
                                                        ----------     ---------

Cost of contract revenues                                2,228,345     2,255,453
Losses and loss adjustment expenses                        470,701       684,737
Amortization of policy acquisition costs                   357,783       520,871
Selling, general and administrative expenses             1,410,198     1,333,192
Interest expense                                           913,656     1,241,134
                                                        ----------     ---------
                                                         5,380,683     6,035,387
                                                        ----------     ---------

Earnings before income taxes                             1,194,888     1,367,110

Income taxes
   Federal                                                 293,830       361,584
   State                                                    20,000         2,000
                                                        ----------     ---------
                                                           313,830       363,584
                                                        ----------     ---------


Net earnings                                            $  881,058     1,003,526
                                                        ==========     =========




Basic Earnings Per Share                                $      .30     $     .30

Diluted Earnings Per Share                              $      .26     $     .27

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                            March 31, 1999 and 1998

                                                                                                 Accumulated
                                         Common      Class A        Additional                      other         Total
                                       stock par      stock          paid-in        Retained    comprehensive  stockholders'
                                         value       par value       capital        earnings        income        equity
                                       ---------    -----------    -----------    ------------    ---------    ------------
Balance as of December 31, 1997        $ 596,857    $ 2,712,174    $        --    $ 36,033,153    $ 235,555    $ 39,577,739

Comprehensive income:
   Net unrealized losses on debt
     and equity securities                    --             --             --              --     (146,322)       (146,322)
   Net earnings                               --             --             --       1,003,526           --       1,003,526
                                                                                                               ------------
Total comprehensive income                                                                                          857,204
Acquisition and retirement of
  27,400 shares of Class A Stock              --        (27,400)            --        (433,337)          --        (460,737)
                                       ---------    -----------    -----------    ------------    ---------    ------------
Balance as of March 31, 1998           $ 596,857    $ 2,684,774    $        --    $ 36,603,342    $  89,233    $ 39,974,206
                                       =========    ===========    ===========    ============    =========    ============

Balance as of December 31, 1998        $ 592,088    $ 2,460,808    $        --    $ 34,074,538    $ 495,492    $ 37,622,926

Comprehensive income:
   Net unrealized losses on debt
     and equity securities                    --             --             --              --     (252,201)       (252,201)
   Net earnings                               --             --             --         881,058           --         881,058
                                                                                                               ------------
Total comprehensive income                                                                                          628,857
Acquisition and retirement of 2,180
  shares of Common Stock                  (2,180)            --             --         (42,783)                     (44,963)
Acquisition and retirement of 89,000
  shares of Class A Stock                               (89,000)      (144,000)     (1,036,499)                  (1,269,499)
Issuance of 18,000 Shares of Class A
  Stock pursuant to stock options             --         18,000        144,000              --           --         162,000
                                       ---------    -----------    -----------    ------------    ---------    ------------
Balance as of March 31, 1999           $ 589,908    $ 2,389,808    $        --    $ 33,876,314    $ 243,291    $ 37,099,321
                                       =========    ===========    ===========    ============    =========    ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998

                                                                 1999            1998
                                                                 ----            ----
Cash flows from operating activities:
   Net earnings                                             $    881,058      1,003,526
   Adjustments to reconcile net earnings to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                               434,530        357,051
     Net realized capital gains                                 (159,161)      (103,201)
     Limited partnership investment adjustment                        --       (413,936)
   Changes in:
Accrued interest receivable                                       86,687       (180,448)
Reinsurance recoverable                                          (71,116)         1,098
Receivables, net                                                 798,567        602,103
Deferred policy acquisition costs                               (134,333)       104,787
Prepaid expenses and other assets                               (483,296)      (925,851)
Accounts payable and accrued liabilities                         664,416       (606,038)
Cash collateral held                                             554,494     (2,625,110)
Reserves for losses and loss adjustment expenses                 220,386     (1,291,513)
Income taxes, net                                                301,558        851,125
Unearned premiums                                                381,846       (675,167)
                                                            ------------    -----------
   Net cash provided by (used for) operating activities        3,475,636     (3,901,574)
                                                            ------------    -----------

Cash flows from investing activities:
Proceeds from investments sold or matured:
   Fixed maturities-sold                                      16,652,198      6,498,484
   Fixed maturities-matured                                      430,000     10,545,000
   Equity securities                                                  --      1,022,466
   Short-term investments                                     50,893,522     40,154,527
Purchases of:
   Fixed maturities                                          (19,523,750)   (37,565,287)
   Equity securities                                                  --     (1,000,000)
   Short-term investments                                    (46,781,210)   (15,208,188)
Capital expenditures                                             (21,688)            --
                                                            ------------    -----------
     Net cash provided by investing activities                 1,649,072      4,447,002
                                                            ------------    -----------

Cash flows from financing activities:
   Borrowings under lines of credit                            2,980,000      2,000,000
   Repayments on long-term debt                                 (387,538)    (2,217,628)
   Issuance of Class A Stock                                     162,000             --
   Payments for acquisition & retirement of stock             (1,314,462)      (460,737)
                                                            ------------    -----------
     Net cash provided by (used for) financing activities      1,440,000       (678,365)
                                                            ------------    -----------

Net increase (decrease) in cash and cash equivalents           6,564,708       (132,937)

Cash and cash equivalents at beginning of period               2,306,232      2,095,449
                                                            ------------    -----------

Cash and cash equivalents at end of period                  $  8,870,940      1,962,512
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 1999 and 1998.

                                                               Average     Per-
                                                                Shares     Share
1999:                                             Earnings   Outstanding  Amount
-----                                             --------   -----------  ------
Basic EPS:
         Earnings available to stockholders      $  881,058   2,985,868   $  .30

Effect of Dilutive Securities:
         Stock options                                   --      72,601
         Convertible Note                        $  292,215   1,400,000
                                                 ----------   ---------
Diluted EPS:
         Earnings available to stockholders      $1,173,273   4,458,469   $   26
                                                 ==========   =========   ======

1998:
-----
Basic EPS:
         Earnings available to stockholders      $1,003,526   3,300,340   $  .30

Effect of Dilutive Securities:
         Stock options                                   --     112,193
         Convertible Note                        $  313,088   1,500,000
                                                 ----------   ---------

Diluted EPS:
         Earnings available to stockholders      $1,316,614   4,912,533   $  .27
                                                 ==========   =========   ======

(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 1999 and 1998 was $12,270 and $487,541, respectively. Interest paid for the three months ended March 31, 1999 and 1998 was $296,532 and $968,289, respectively.

(4) Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income thus represents the sum of net income and other changes in equity from non-owner sources. The adoption of SFAS No. 130 resulted in the Company reporting unrealized gains and losses on investments as other comprehensive income.

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the three months ended March 31, 1999 and 1998:

                                                          1999           1998
                                                          ----           ----
Unrealized gains (losses) on investments:
Unrealized holding loss arising during period,
  net of income tax benefit of $75,807 and
  $40,289 for 1999 and 1998, respectively               $(147,155)      (78,209)
Less reclassification adjustment for gains
  included in net income, net of income tax
  expense of $54,115 and $35,088 for 1999 and
  1998, respectively                                      105,046        68,113
                                                        ---------      --------
Other comprehensive income                              $(252,201)     (146,322)
                                                        =========      ========

(5) New Accounting Standards

Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" was adopted on January 1, 1999. SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 became effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of this SOP did not have an effect on the Company's result of operations or financial condition.

SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was adopted on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 became effective for financial statements for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred and therefore, the adoption of this SOP did not have an effect on the Company's result of operations or financial condition.

(6) Future Accounting Standards

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

(7) Segment Reporting

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company redefined its reportable operating segments as a result of the adoption of SFAS No. 131 and segment information for 1998 has been restated.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 1999 and 1998 is summarized as follows:

                                                     1999                1998
                                                 ------------        ------------
      Revenues:
       ACMAT Contracting                         $  3,558,776           3,123,984
       United Coastal Liability Insurance           2,429,098           3,313,011
       ACSTAR Bonding                               1,328,393           1,634,557
                                                 ------------        ------------
                                                 $  7,316,267           8,072,222
                                                 ============        ============
      Operating Earnings:
       ACMAT Contracting                         $    330,883              33,574
       United Coastal Liability Insurance           1,259,444           1,965,956
       ACSTAR Bonding                                 616,454             706,951
                                                 ------------        ------------
                                                 $  2,206,781           5,365,741
                                                 ============        ============
      Depreciation and Amortization:
      ACMAT Contracting                               268,343             172,946
       United Coastal Liability Insurance              71,326              64,236
       ACSTAR Bonding                                  94,881             119,866
                                                 ------------        ------------
                                                      434,530             357,051
                                                 ============        ============
      Identifiable Assets:
       ACMAT Contracting                         $ 15,590,422          20,908,452
       United Coastal Liability Insurance          82,704,627          99,400,420
       ACSTAR Bonding                              51,891,552          51,021,735
                                                 ------------        ------------
                                                 $150,186,601         171,330,607
                                                 ============        ============

The components of revenue for each segment for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                                 1999              1998
                                                              ----------        ----------
       ACMAT Contracting:
        Contract revenues                                     $2,483,676         2,175,692
        Investment income, net                                    20,766             9,908
        Intersegment revenue:
          Rental income                                          506,252           467,412

          Underwriting services and agency commissions           548,082           470,417
        Capital losses                                                --                --
        Other                                                         --               555
                                                              ----------        ----------
                                                              $3,558,776         3,123,984
                                                              ----------        ----------
       United Coastal Liability Insurance:
        Premiums                                              $1,404,916         1,716,584
        Investment income, net                                   856,140         1,279,963
        Equity income (loss) from limited
          partnership investment                                      --           249,049
        Capital gains                                            159,161            61,841
        Other                                                      8,881             6,244
                                                              ----------        ----------
                                                              $2,429,098         3,313,681
                                                              ==========        ==========
       ACSTAR Bonding:
        Premiums                                              $  984,533         1,131,741
        Investment income, net                                   340,132           296,569
        Equity income (loss) from limited
          partnership investment                                      --           164,887
        Capital gains/(losses)                                        --            41,360
        Other                                                      3,728                --
                                                              ----------        ----------
                                                              $1,328,393         1,634,557
                                                              ==========        ==========


The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

      Revenue:                                             1999                 1998
                                                        -----------         -----------
         Total revenue for reportable segments          $ 7,316,267           8,072,222
         Intersegment eliminations                         (740,696)           (669,725)
                                                        -----------         -----------
                                                        $ 6,575,571           7,402,497
                                                        ===========           =========

      Operating Earnings:
         Total operating earnings for reportable
           segments                                     $ 2,206,781           2,706,481
         Interest expense                                  (913,656)         (1,241,134)
         Other operating expenses                           (98,237)            (98,237)
                                                        -----------         -----------
                                                        $ 1,194,888           1,367,110
                                                        ===========         ===========


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

RESULTS OF OPERATIONS:

Overview

Net earnings were $881,058 for the three months ended March 31, 1999 compared to $1,003,526 for the same period a year ago. Included in 1998 earnings were pre-tax earnings of approximately $400,000 from a limited partnership investment which was accounted for on the equity method. The limited partnership was sold on December 31, 1998. The 1999 net earnings also reflect an increase in gross profits on construction projects and decreasing interest expense offset in part by a decrease in interest income.

Earned Premiums

Earned premiums for the three months ended March 31, 1999 were $2,389,449 compared to $2,848,325 for the same period in 1998. Net written premiums were $2,614,124 for the three months ended March 31, 1999 compared to $2,260,007 for the three months ended March 31, 1998. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service .

Contract Revenues

Contract revenues were $2,483,676 for the three-month period ended March 31, 1999 compared to $2,175,692 for the same period in 1998. The increase in contract revenues reflects the Company's securement of an $11 million project in July 1998 which will be completed in September 1999. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $11,000,000 at March 31, 1999 compared to $2,750,000 a year ago.

Investment Income, Net

Net investment income was $1,367,038 for the three-month period ended March 31, 1999 compared to $1,722,274 for the same period in 1998, representing effective yields of 4.62% and 5.11%, respectively. Invested assets, including cash, were $120,760,639 and $116,198,344 at March 31, 1999 and December 31, 1998,
respectively. The increase in invested assets is attributable to the collection of premiums and collateral offset in part by the net cash flow used to repay debt and repurchase stock.

Net Realized Capital Gains

Realized capital gains from the sale of investments in the three-month period ended March 31, 1999 were $159,161 compared to $103,201 for the same period in 1998.

Other Income

Other income was $176,247 for the three-month period ended March 31, 1999 compared to $553,005 for the same period in 1998. Other income in 1998 includes earnings of approximately $400,000 from the limited partnership investment which was sold on December 31, 1998.

Costs of Contract Revenues

Costs of contract revenues were $2,228,345 for the three-month period ended March 31, 1999 compared to $2,255,453 for the same period in 1998. The gross profit margin on construction contracts was 10% in 1999 compared to a loss of 3.7% in 1998. Gross margins fluctuate each year based upon the profitability of specific projects. The loss in 1998 was due primarily to losses on two projects which were completed in 1998. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues).

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $470,701 for the three-month period ended March 31, 1999 compared to $684,737 for the same period in 1998. The decrease in losses and loss adjustment expenses is attributable to the decrease in earned premiums from 1999 to 1998 and the release of approximately $246,000 of surety loss reserves in 1999 which compares to a release of approximately $170,000 in 1998. The reserves released represent the release of reserves on older underwriting years which are no longer needed. Losses and loss adjustment expense reserves represent management's estimate of the ultimate costs of unpaid losses incurred for these periods relative to premiums earned.

Amortization of Policy Acquisition Costs

Amortization of policy acquisition costs was $357,783 for the three-month period ended March 31, 1999 as compared to $520,871 for the same period in 1998. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in premiums earned. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy or bond term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,410,198 for the three-month period ended March 31, 1999 compared to $1,333,192 for the same period in 1998. The increase in the selling, general and administrative expenses during 1999 is due primarily to an increase in salary expense.

Interest Expense

Interest expense decreased to $913,656 for the three-month period ended March 31, 1999 compared to $1,241,134 for the same period in 1998. The decrease in interest expense in 1999 is due primarily to the decrease in short and long-term borrowings which were paid down in the fourth quarter of 1998.

Income Taxes

Income tax expense was $313,830 for the three-month period ended March 31, 1999 compared to $363,584 for the same period in 1998, representing effective Federal tax rates of 24.6% and 26.5%, respectively. The Federal effective tax rate fluctuates according to the mix of tax exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 1999 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 19.7% and 24.0% for the three-month periods ended March 31, 1999 and 1998, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. The decrease in loss ratios is due to the release of surety reserves in 1999. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 57.5% and 54.5% for the three-month period ended March 31, 1999 and 1998, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 77.2% and 78.5% for the three-month period ended March 31, 1999 and 1998, respectively. The decrease in the 1999 combined ratio results primarily from the reduction in loss reserves offset in part by the decline in premiums.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness. ACMAT has recently relied on dividends from its insurance subsidiaries to repay debt.

The Company provided cash flow from operations of $3,475,636 for the three-month period ended March 31, 1999 compared to the cash flow used for operations of $3,901,574 for the same period in 1998. Net cash flows provided by operations in 1999 were derived principally from premium collections and collateral held. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 1999 amounted to $1,649,072 compared to $4,447,002 for the same period in 1998.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 1999.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There was $2,980,000 outstanding under this line of credit as of March 31, 1999.

During the three-month period ended March 31, 1999, the Company purchased in the open market and privately negotiated transactions, 2,180 shares of its Common Stock at an average price of $20.63. During the three-month period ended March 31, 1999, the Company also purchased, in the open market and privately negotiated transactions, 89,000 shares of its Class A Stock at an average price of $14.26 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $10,730,000 in 1999.

YEAR 2000 ISSUE

There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

In 1997, the Company began to address the Year 2000 issue. The Company's financial and operational computer and software systems are approximately 70% compliant, with all systems expected to be compliant and tested by September 30, 1999. The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. Management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 issue could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

The Company's Year 2000 review includes an assessment of "embedded chip" systems associated with its end-user computing hardware and software (including personal computers, spreadsheets, word processing and other personal and work group applications), its corporate facilities (such as security systems, elevators and climate control systems) and its office equipment (including telephones, fax machines and similar equipment). The Company is continuing to identify potential problems associated with its embedded chip systems and to develop corrective plans to avoid or mitigate such potential problems. Where appropriate, the Company intends to upgrade or replace non-compliant embedded chip systems to avoid potential Year 2000 problems. The Company anticipates that the deployment of corrected systems for its "embedded chip" technology will be completed during the third quarter of 1999.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 1999 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 6  -  Exhibits and Reports on Form 8-K

    a.  Exhibits
        -27. Financial Data Schedule

    b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACMAT CORPORATION


Date: May 14, 1999                 /S/ Henry W. Nozko, Sr.
                                   -----------------------
                                   Henry W. Nozko, Sr., President and Chairman

Date: May 14, 1999                 /S/ Henry W. Nozko, Jr.
                                   -----------------------
                                   Henry W. Nozko, Jr., Executive Vice President
                                   Chief Operating Officer, and Treasurer