Form 10-Q
period 1999-06-30
ACMAT CORP
filed 1999-08-06
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended June 30, 1999
                                      OR
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


                                                   Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares outstanding
Title of Class                                     at July 31, 1999
--------------                                     ----------------
  Common Stock                                           589,908
  Class A Stock                                        2,372,887

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION                                       PAGE
Item 1. Financial Statements
        Consolidated Balance Sheets                                   3
        Consolidated Statements of Earnings                           4
        Consolidated Statements of Stockholders' Equity               5
        Consolidated Statements of Cash Flows                         6
        Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                11

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders          15

Item 6. Exhibits and Reports on Form 8-K                             15
Signatures                                                           16

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                             June 30,            December 31,
Assets                                                                                         1999                  1998
                                                                                          -------------         -------------
Investments:
   Fixed maturities-available for sale at fair value (Cost of $108,985,291 in 1999
   and  $98,128,192 in 1998)                                                              $ 107,694,838            98,882,751
   Equity securities, at fair value (Cost of $2,089,667 in 1999 and $2,065,262 in
   1998)                                                                                      1,943,435             2,061,448
   Short-term investments, at cost which approximates fair value                              1,694,399            12,947,913
                                                                                          -------------         -------------
     Total investments                                                                      111,332,672           113,892,112
Cash and cash equivalents                                                                     1,459,881             2,306,232
Accrued interest receivable                                                                   1,521,834             1,352,334
Reinsurance recoverable                                                                       2,357,557             2,224,116
Receivables, net                                                                              2,554,473             3,737,627
Prepaid expenses                                                                                211,752               162,784
Income tax refund receivable                                                                    174,928               207,380
Deferred income taxes                                                                         2,091,855             1,733,987
Property & equipment, net                                                                    12,797,871            12,894,191
Deferred policy acquisition costs                                                             1,755,945             1,550,089
Other assets                                                                                  3,485,262             3,170,242
Intangibles, net                                                                              2,732,045             2,895,371
                                                                                          -------------         -------------
                                                                                          $ 142,476,075           146,126,465
                                                                                          =============         =============
Liabilities & Stockholders' Equity

Notes payable to banks                                                                    $   2,980,000                    --
Accounts payable                                                                              1,699,981             3,200,965
Reserves for losses and loss adjustment expenses                                             40,900,900            43,115,062
Unearned premiums                                                                             7,133,232             6,795,435
Collateral held                                                                              14,295,117            17,344,376
Accrued liabilities                                                                           2,263,332               847,701
Long-term debt                                                                               36,423,985            37,200,000
                                                                                          -------------         -------------
     Total liabilities                                                                      105,696,547           108,503,539

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 589,908 and
     592,088 shares issued and outstanding)                                                     589,908               592,088
   Class A Stock (No par value; 10,000,000 shares authorized; 2,381,187 and
     2,460,808 shares issued and outstanding)                                                 2,381,187             2,460,808
   Retained earnings                                                                         34,648,452            34,074,538
   Accumulated other comprehensive income (loss)                                               (840,019)              495,492
                                                                                          -------------         -------------
   Total stockholders' equity                                                                36,779,528            37,622,926
                                                                                          -------------         -------------
                                                                                          $ 142,476,075           146,126,465
                                                                                          =============         =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                          Three months ended,                    Six months ended,
                                               June 30,                              June 30,
                                        1999               1998                1999               1998
                                    -----------        -----------         -----------        -----------
Earned premiums                     $ 2,356,264          2,939,350           4,745,713          5,787,675
Contract revenues                     2,119,920          2,913,692           4,603,596          5,089,384
Investment income, net                1,360,043          1,699,031           2,727,081          3,421,305
Net realized capital gains              187,631              1,369             346,792            104,570
Other income (expense)                  241,469           (590,084)            417,716            (37,079)
                                    -----------        -----------         -----------        -----------
                                      6,265,327          6,963,358          12,840,898         14,365,855
                                    -----------        -----------         -----------        -----------


Losses and loss adjustment
  expenses                              436,113            480,378             906,814          1,165,115
Amortization of policy
  acquisition costs                     511,463            444,824             869,246            965,695
Cost of contract revenues             1,748,064          2,761,769           3,976,409          5,017,222
Selling, general and                                     1,285,974           2,860,240          2,619,166
  administrative expenses             1,450,042
Interest expense                        901,469          1,204,849           1,815,125          2,445,983
                                    -----------        -----------         -----------        -----------
                                      5,047,151          6,177,794          10,427,834         12,213,181
                                    -----------        -----------         -----------        -----------

Earnings before income taxes          1,218,176            785,564           2,413,064          2,152,674

Income taxes
   Federal                              303,900            160,310             597,730            521,894
   State                                 20,000              5,000              40,000              7,000
                                    -----------        -----------         -----------        -----------
                                        323,900            165,310             637,730            528,894
                                    -----------        -----------         -----------        -----------

Net earnings                        $   894,276            620,254           1,775,334          1,623,780
                                    ===========        ===========         ===========        ===========


Basic earnings per share            $       .30                .19                 .59                .49

Diluted earnings per share          $       .27                .19                 .53                .46



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             June 30, 1999 and 1998


                                                                                                   Accumulated
                                           Common         Class A      Additional                      Other         Total
                                          stock par      stock par      paid-in       Retained     Comprehensive   stockholders'
                                            value          value        capital       earnings     income (loss)      equity
                                         -----------    -----------    ---------    ------------    -----------    ------------
Balance as of December 31, 1997          $   596,857    $ 2,712,174    $      --    $ 36,033,153    $   235,555    $ 39,577,739

Comprehensive income:

  Net unrealized losses on debt
   and equity securities                          --             --           --              --        (82,061)        (82,061)


  Net earnings                                    --             --           --       1,623,780             --       1,623,780
                                                                                                                   ------------
Total comprehensive income                                                                                            1,541,719

  Acquisition and retirement of
     500 shares of Common Stock                 (500)            --           --          (7,250)            --          (7,750)

  Acquisition and retirement of
     53,794 shares of Class A Stock               --        (53,794)    (187,500)       (627,754)            --        (869,048)

  Issuance of 15,000 shares of
   Class A Stock pursuant to stock
   options                                        --         30,000      187,500              --             --         217,500
                                         -----------    -----------    ---------    ------------    -----------    ------------

Balance as of June 30, 1998              $   596,357    $ 2,688,380    $      --    $ 37,021,929    $   153,494    $ 40,460,160
                                         ===========    ===========    =========    ============    ===========    ============

Balance as of December 31, 1998          $   592,088    $ 2,460,808    $      --    $ 34,074,538    $   495,492    $ 37,622,926

Comprehensive income:

  Net unrealized losses on debt and
    equity securities                             --             --           --              --     (1,335,511)     (1,335,511)

  Net earnings                                    --             --           --       1,775,334             --       1,775,334
                                                                                                                   ------------
Total comprehensive income                                                                                              439,823

  Acquisition and retirement of
    2,180 shares of Common Stock              (2,180)            --           --         (42,783)            --         (44,963)

  Acquisition and retirement of
    112,621 shares of Class A Stock               --       (112,621)    (350,250)     (1,158,637)            --      (1,621,508)

  Issuance of 15,000 shares of Class A
    Stock pursuant to investment agreement        --         15,000      206,250              --             --         221,250

  Issuance of 18,000 shares of Class A
    Stock pursuant to stock options               --         18,000      144,000              --             --         162,000
                                         -----------    -----------    ---------    ------------    -----------    ------------

Balance as of June 30, 1999              $   589,908    $ 2,381,187    $      --    $ 34,648,452    ($  840,019)   $ 36,779,528
                                         ===========    ===========    =========    ============    ===========    ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998

                                                                            1999                 1998
                                                                      -------------         ------------
Cash flows from operating activities:
    Net earnings                                                      $   1,775,334            1,623,780
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                         902,684              720,111
      Net realized capital gains                                           (346,792)            (104,570)
      Limited Partnership Investment Adjustment                                  --              185,562
      Changes in:
        Accrued interest receivable                                        (169,500)              (6,446)
         Reinsurance recoverable                                           (133,441)               7,808
         Receivables, net                                                 1,183,154             (404,979)
         Deferred policy acquisition costs                                 (205,856)             142,504
         Prepaid expenses and other assets                                 (357,587)          (1,184,545)
         Accounts payable and accrued liabilities                           (85,353)             324,694
         Reserves for losses and loss adjustment expenses                (2,214,162)          (3,739,270)
         Collateral held                                                 (3,049,259)          (5,701,603)
         Income taxes, net                                                   73,267              619,937
         Unearned premiums                                                  337,797             (396,450)
                                                                      -------------         ------------
             Net cash used for operating activities                      (2,289,714)          (7,913,467)
                                                                      -------------         ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                              45,989,860           15,925,251
      Fixed maturities-matured                                            5,939,136           22,776,102
      Equity securities                                                          --            1,022,466
      Short term investments                                            123,965,330           47,095,398
    Purchases of:
      Fixed maturities                                                  (62,236,700)         (45,140,729)
      Equity securities                                                     (24,404)          (1,000,000)
      Short-term investments                                           (112,711,816)         (23,461,503)
    Capital expenditures                                                   (177,557)             (10,279)
    Other                                                                        --           (2,750,000)
                                                                      -------------         ------------
         Net cash provided by investing activities                          743,849           14,456,706
                                                                      -------------         ------------

Cash flows from financing activities:
    Borrowings under line of credit                                       2,980,000            2,000,000
    Payments under line of credit                                                --           (3,000,000)
    Repayments on long-term debt                                           (776,015)          (2,935,867)
    Issuance of Class A Stock                                               162,000              217,500
    Payments for acquisition & retirement of stock                       (1,666,471)            (876,798)
                                                                      -------------         ------------
         Net cash provided by (used for) financing activities               699,514           (4,595,165)
                                                                      -------------         ------------

Net increase in cash                                                       (846,351)           1,948,074

Cash at beginning of period                                               2,306,232            2,095,449
                                                                      -------------         ------------

Cash at end of period                                                 $   1,459,881         $  4,043,523
                                                                      =============         ============


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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 1999 and 1998:

                                                                                      Average
                                                                                      Shares                  Per-Share
         1999:                                               Earnings                 Outstanding             Amount
         -----                                               --------                 -----------             ------
         Basic EPS:
                  Earnings available to stockholders         $1,775,334               2,985,636               $.59

         Effect of Dilutive Securities:
                  Stock options                                      --                  71,331
                  Convertible Note                          $   584,430               1,400,000
                                                            -----------               ---------
         Diluted EPS:
                  Earnings available to stockholders         $2,359,764               4,456,967               $.53
                                                             ==========               =========               ====
         1998:
         Basic EPS:
                  Earnings available to stockholders         $1,623,780               3,290,583               $.49

         Effect of Dilutive Securities:
                  Stock options                                      -                  110,492
                  Convertible Note                           $  626,175               1,500,000
                                                             ----------               ---------

         Diluted EPS:
                  Earnings available to stockholders         $2,249,955               4,901,075               $.46
                                                             ==========               =========               ====

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 1999 was $564,463 and income taxes received during the six months ended June 30, 1998 was $91,043. Interest paid for the six months ended June 30, 1999 and 1998 was $1,466,377 and $2,408,260 respectively.

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

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the six months ended June 30, 1999 and 1998:

                                                                                                1999             1998
                                                                                            -----------         -------

Unrealized gains (losses) on investments:
Unrealized holding loss arising during period                                               $(1,106,628)        (13,045)
Less reclassification adjustment for gains included in net income, net of income tax
  expense of $117,909 and $35,554 for 1999 and 1998, respectively                               228,883          69,016
                                                                                            -----------         -------
Other comprehensive income                                                                  $(1,335,511)        (82,061)
                                                                                            ===========         =======

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

SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was adopted on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 became effective for financial statements for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, are not adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred and therefore, the adoption of this SOP did not have an effect on the Company's result of operations or financial condition.

(6) Future Accounting Standard

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 allows entities which have not adopted SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the effect SFAS No. 133 will have on the Company's results of operations or financial condition.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the six-month periods ended June, 1999 and 1998 is summarized as follows:

                                                         1999               1998
                                                 ------------        -----------
      Revenues:
       ACMAT Contracting                         $  6,582,682          7,017,411
       United Coastal Liability Insurance           4,762,282          5,889,436
       ACSTAR Bonding                               2,799,737          2,800,729
                                                 ------------        -----------
                                                 $ 14,144,701         15,707,576
                                                 ============        ===========
      Operating Earnings:
       ACMAT Contracting                         $    584,478            295,605
       United Coastal Liability Insurance           2,582,379          3,204,821
       ACSTAR Bonding                               1,241,482          1,278,381
                                                 ------------        -----------
                                                 $  4,408,339          4,778,807

      Depreciation and Amortization:
       ACMAT Contracting                         $    523,251            343,370
       United Coastal Liability Insurance             164,725            135,657
       ACSTAR Bonding                                 214,708            241,084
                                                 ------------        -----------
                                                 $    902,684            720,111
                                                 ============        ===========

      Identifiable Assets:
       ACMAT Contracting                         $ 15,897,935         23,331,531
       United Coastal Liability Insurance          81,615,580         88,229,424
       ACSTAR Bonding                              44,962,560         52,081,732
                                                 ------------        -----------
                                                 $142,476,075        163,642,687
                                                 ============        ===========

The components of revenue for each segment for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                                                  1999             1998
                                                              ----------        ---------
      ACMAT Contracting:
        Contract revenues                                     $4,603,596        5,089,384
        Investment income, net                                    25,388           15,269
        Intersegment revenue:
          Rental income                                          647,956          633,815
          Underwriting services and agency commissions           906,190          978,562
        Other                                                    399,552          300,381
                                                              ----------        ---------
                                                              $6,582,682        7,017,411
                                                              ==========        =========

                                                                            1999              1998
                                                                        ----------        ----------
      United Coastal Liability Insurance:
        Premiums                                                        $2,655,603         3,502,924
        Investment income, net                                           1,800,566         2,420,992
        Equity income (loss) from limited partnership investment            10,587          (111,645)
        Capital gains                                                      281,087            64,176
        Other                                                               14,437            12,989
                                                                        ----------        ----------
                                                                        $4,762,282         5,889,436
                                                                        ==========        ==========
      ACSTAR Bonding:
        Premiums                                                        $2,090,110         2,284,751
        Investment income, net                                             640,195           714,388
        Equity income (loss) from limited partnership investment                --          (238,804)
        Capital gains/(losses)                                              65,705            40,394
        Other                                                                3,727                --
                                                                        ----------        ----------
                                                                        $2,799,737         2,800,729
                                                                        ==========        ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:


                                                                        1999                1998
                                                                   ------------         -----------
      Revenue:
           Total revenue for reportable segments                   $ 14,144,701          15,707,576
           Intersegment eliminations                                 (1,303,803)         (1,341,721)
                                                                   ------------         -----------
                                                                   $ 12,840,898          14,365,855
                                                                   ============         ===========

      Operating Earnings:
           Total operating earnings for reportable segments        $  4,408,339           4,778,807
           Interest expense                                          (1,815,125)         (2,445,983)
           Other operating expenses                                    (180,150)           (180,150)
                                                                   ------------         -----------
                                                                   $  2,413,064           2,152,674
                                                                   ============         ===========

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

RESULTS OF OPERATIONS:

Overview

Net earnings were $894,276 for the three months ended June 30, 1999 compared to $620,254 for the same period a year ago. Net earnings for the six months ended June 30, 1999 were $1,775,334 compared to $1,623,780 for the six months ended June 30, 1998. The increase in net earnings for the three and six-month periods reflects an increase in gross profits on construction projects and decreasing interest expense offset in part by a decrease in earned premiums and investment income.

Earned Premiums

Net written premiums were $2,436,868 for the three months ended June 30, 1999 compared to $2,614,892 for the three months ended June 30, 1998. Net written premiums for the six months ended June 30, 1999 were $5,050,992 compared to $4,874,899 for the six months ended June 30, 1998. Premiums earned for the three months ended June 30, 1999 were $2,356,264 as compared to $2,939,350 for the three months ended June 30, 1998. Premiums earned for the six months ended June 30, 1999 were $4,745,713 as compared to $5,787,675 for the six months ended June 30, 1998. Variances in net premiums written have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $2,119,920 for the three-month period ended June 30, 1999 compared to $2,913,692 for the same period in 1998. Contract revenues were $4,603,596 for the six-month period ended June 30, 1999 compared to $5,089,384 for the same period in 1998. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $9,000,000 at June 30, 1999 compared to $12,500,000 a year ago.

Investment Income, Net

Net investment income was $1,360,043 for the three-month period ended June 30, 1999 compared to $1,699,031 for the same period in 1998, representing effective yields of 4.66% and 5.34%, respectively. Net investment income was $2,727,081 for the six-month period ended June 30, 1999 compared to $3,421,305 for the same period in 1998, representing effective yields of 4.68% and 5.24%, respectively. Invested assets, including cash, were $112,792,553 and $116,198,344 at June 30, 1999 and December 31, 1998, respectively. The decrease in invested assets is attributable to net cash flow used to repay debt, repurchase stock and return cash collateral offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital gains were $187,631 for the three-month period ended June 30, 1999 compared to $1,369 for the same period in 1998. Realized capital gains in the six-month period ended June 30, 1999 were $346,792 compared to $104,570 for the same period in 1998.

Other Income

Other income (expense) was $241,469 for the three-month period ended June 30, 1999 compared to ($590,084) for the same period in 1998. Other income (expense) was $417,716 for the six-month period ended June 30, 1999 compared to ($37,079) for the same period in 1998. The fluctuations in other income (expense) reflects earnings of approximately $400,000 from the limited partnership investment in the first quarter of 1998 and a loss of approximately $600,000 in the second quarter of 1998. The limited partnership was sold on December 31, 1998.

Costs of Contract Revenues

Costs of contract revenues were $1,748,064 for the three-month period ended June 30, 1999 compared to $2,761,769 for the same period a year ago, representing gross profit margins of 17.5% and 5.2%, respectively. Costs of contract revenues increased to $3,976,409 for the six-month period ended June 30, 1999 compared to $5,017,222 for the same period in 1998. Costs of construction revenues vary from period to period as a function of contract revenues (See Contract Revenues).
The increase in the 1999 gross profit margins reflect higher gross margins on one large construction project and the lower gross profit margins in 1998 reflect losses on two projects completed in 1998.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $436,113 for the three-month period ended June 30, 1999 compared to $480,378 for the same period in 1998. Losses and loss adjustment expenses were $906,814 for the six months ended June 30, 1999 compared to $1,165,115 for the six months ended June 30, 1998. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums from 1998 to 1999 and the release of surety loss reserves on older underwriting years which are no longer needed. Losses and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $511,463 for the three-month period ended June 30, 1999 as compared to $444,824 for the same period in 1998. For the six months ended June 30, 1999, amortization of policy acquisition costs was $869,246 compared to $965,695 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,450,042 for the three-month period ended June 30, 1999 compared to $1,285,974 for the same period in 1998. Selling, general and administrative expenses were $2,860,240 for the six-month period ended June 30, 1999 compared to $2,619,166 for the same period in 1998. The increase in the selling, general and administrative expenses during the three and six-month periods ended June 30, 1999 is due primarily to an increase in salary expense.

Interest Expense

Interest expense decreased to $901,469 for the three-month period ended June 30, 1999 compared to $1,204,849 for the same period in 1998. Interest expense decreased to $1,815,125 for the six-month period ended June 30, 1999 compared to $2,445,983 for the same period in 1998. The decrease in interest expense for the three and six-month periods is due primarily to the decrease in debt. In the fourth quarter of 1998, the Company paid down debt and refinanced a majority of existing debt.

Income Taxes

Income tax expense was $323,900 for the three-month period ended June 30, 1999 compared to $165,310 for the same period in 1998, representing effective Federal tax rates of 24.9% and 20.4%, respectively. Income tax expense was $637,730 for the six-month period ended June 30, 1999 compared to $528,894 for the same period in 1998, representing effective Federal tax rates of 24.8% and 24.2%, respectively. The Federal effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 1999 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") was 19.1% and 20.1% for the six-month periods ended June 30, 1999 and 1998, respectively, These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 58.1% and 51.2% for the six-month period ended June 30, 1999 and 1998, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 77.2% and 71.3% for the six-month period ended June 30, 1999 and 1998, respectively.

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

The Company used cash flow for operations of $2,289,714 for the six-month period ended June 30, 1999 compared to cash flow used for operations of $7,913,467 for the same period in 1998.

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

Net cash provided by investing activities in 1999 amounted to $743,849, compared to net cash provided by investing activities of $14,456,706 for the same period in 1998.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 1999.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $2,980,000 outstanding under this line of credit at June 30, 1999.

During the six-month period ended June 30, 1999, the Company purchased, on the open market and in privately negotiated transactions, 2,180 shares of its Common Stock at an average price of $20.63. The Company also purchased, in open market and privately negotiated transactions, 112,621 shares of its Class A Stock at an average price of $14.40 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval, are limited to approximately $10,730,000 in 1999.

YEAR 2000 ISSUE

There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

In 1997, the Company began to address the Year 2000 issue. The Company's financial and operational computer and software systems are substantially compliant at June 30, 1999. The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. Management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 issue could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by The National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 1999 was significantly above the level which might require regulatory action.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 24, 1999.

      b. Directors elected at the meeting:

                                            Votes              Votes            Brokers
                                              For             Against           Non-Votes
         Henry Nozko, Sr.                   763,866             478               0
         Henry Nozko, Jr.                   764,196             148               0
         Victoria Nozko                     763,926             418               0
         John Creasy                        763,996             348               0
         Arthur Moore                       764,216             128               0
         Alfred T. Zlotopolski              764,216             128               0

      c. Other matters voted upon:

                                                                                             Brokers
                                              For           Against         Abstain          Non-Votes
         1. Appointment of
             Independent Auditors           764,308           20               16                0

Item 6 -  Exhibits and Reports on Form 8-K

      a. 27 - Financial Data Schedule

      b. Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ACMAT CORPORATION


Date:  August 6, 1999             /S/ Henry W. Nozko, Sr.
                                  ---------------------------------------------
                                  Henry W. Nozko, Sr. President and Chairman



Date:  August 6, 1999             /S/ Henry W. Nozko, Jr.
                                  ---------------------------------------------
                                  Henry W. Nozko, Jr., Executive Vice President
                                  Chief Operating Officer, and Treasurer