Form 10-Q
period 1999-09-30
ACMAT CORP
filed 1999-11-12
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the quarterly period ended September 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to______________


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
                                     Yes   X    No
                                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Shares outstanding
Title of Class                                                 at October 31, 1999
--------------                                                 -------------------
Common Stock                                                     584,828
Class A Stock                                                  2,354,587

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                           PAGE

  Item 1.  Financial Statements
           Consolidated Balance Sheets                                   3
           Consolidated Statements of Earnings                           4
           Consolidated Statements of Stockholders' Equity               5
           Consolidated Statements of Cash Flows                         6
           Notes to Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11

Part II  OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                      15

  Signatures                                                            16

Part I Financial Information
Item 1 Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                              Financial Statements
                           Consolidated Balance Sheets


                                                                                   September 30, 1999       December 31, 1998
                                                                                   ------------------       -----------------
Assets

Investments:
   Fixed maturities-available for sale, at market (Cost of $100,727,194 and
     $98,128,192 in 1998                                                              $  99,747,171            98,882,751
   Equity securities, at market value (Cost $2,089,667 and $2,065,262 in 1998)            1,863,984             2,061,448
   Short-term investments, at cost which approximates market                              6,642,557            12,947,913
                                                                                      -------------         -------------
     Total investments                                                                  108,253,712           113,892,112
Cash                                                                                      2,775,337             2,306,232
Accrued interest receivable                                                               1,536,834             1,352,334
Reinsurance recoverable                                                                   2,747,425             2,224,116
Receivables, net                                                                          3,250,498             3,737,627
Income tax receivable                                                                           914               162,784
Prepaid expenses                                                                            282,579               207,380
Deferred income taxes                                                                     1,848,378             1,733,987
Property & equipment, net                                                                12,720,389            12,894,191
Deferred policy acquisition costs                                                         1,521,315             1,550,089
Other assets                                                                              2,454,712             3,170,242
Intangibles, net                                                                          2,650,383             2,895,371
                                                                                      -------------         -------------
                                                                                      $ 140,042,476           146,126,465
                                                                                      =============         =============

Liabilities & Stockholders' Equity

Notes payable to banks                                                                $   4,500,000                    --
Accounts payable                                                                          2,083,152             3,200,965
Reserves for losses and loss adjustment expenses                                         39,219,678            43,115,062
Unearned premiums                                                                         6,068,901             6,795,435
Collateral held                                                                          13,187,888            17,344,376
Accrued liabilities                                                                       2,056,191               847,701
Long-term debt                                                                           36,284,583            37,200,000
                                                                                      -------------         -------------
     Total liabilities                                                                  103,400,393           108,503,539

Stockholders' Equity:
   Common Stock (No Par Value; 3,500,000 Shares Authorized; 584,828 and
      592,088 Shares Issued and Outstanding)                                                584,828               592,088
   Class A Stock (No Par Value; 10,000,000 Shares Authorized; 2,354,587 and
      2,460,808 Shares Issued and Outstanding)                                            2,354,587             2,460,808
   Retained Earnings                                                                     34,908,373            34,074,538
   Accumulated other comprehensive income                                                (1,205,705)              495,492
                                                                                      -------------         -------------
   Total stockholders' equity                                                            36,642,083            37,622,926
                                                                                      -------------         -------------
                                                                                      $ 140,042,476           146,126,465
                                                                                      =============         =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                        Three months ended,             Nine months ended
                                                           September 30,                    September 30,
                                                     1999             1998             1999             1998
                                                     ----             ----             ----             ----


Earned premiums                                  $ 2,433,719        2,769,212        7,179,432       8,556,887
Contract revenues                                  2,681,087        4,056,318        7,284,683       9,145,702
Investment income, net                             1,378,914        1,355,145        4,105,995       4,776,450
Net realized capital gains (losses)                   (1,530)         157,495          345,262         262,065
Other income (expense)                               510,526         (833,595)         928,242        (870,674)
                                                 -----------      -----------      -----------     -----------
                                                   7,002,716        7,504,575       19,843,614      21,870,430
                                                 -----------      -----------      -----------     -----------


Losses and loss adjustment expenses                  395,991          538,416        1,302,805       1,703,531
Amortization of policy acquisition costs             640,939          514,717        1,510,185       1,480,412
Cost of contract revenues                          2,522,333        3,927,494        6,498,742       8,944,716
Selling, general and administrative expenses       1,409,822        1,323,965        4,270,062       3,943,131
Interest expense                                   1,061,299        1,105,766        2,876,424       3,551,749
                                                 -----------      -----------      -----------     -----------
                                                   6,030,384        7,410,358       16,458,218      19,623,539
                                                 -----------      -----------      -----------     -----------


Earnings before income taxes                         972,332           94,217        3,385,396       2,246,891

Income taxes
   Federal                                           274,286           22,679          872,016         544,573
   State                                              15,000            5,000           55,000          12,000
                                                 -----------      -----------      -----------     -----------
                                                     289,286           27,679          927,016         556,573
                                                 -----------      -----------      -----------     -----------

Net earnings                                     $   683,046           66,538        2,458,380       1,690,318
                                                 ===========      ===========      ===========     ===========



Basic earnings per share                         $       .23              .02              .83             .52

Diluted earnings per share                       $       .22              .02              .75             .51




See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                            Common        Class A       Additional
                                                                           stock par     stock par       paid-in        Retained
                                                                             value        value          capital        earnings
                                                                             -----        -----          -------        --------
Balance as of December 31, 1997                                         $   596,857    $ 2,712,174    $        --    $ 36,033,153
Comprehensive income:
  Net unrealized gains on debt and
      equity securities, net of tax                                              --             --             --              --
  Net earnings                                                                   --             --             --       1,690,318
Total comprehensive income
Acquisition and retirement of 4,769                                          (4,769)            --             --         (93,697)
     shares of Common Stock
Acquisition and retirement of 340,365
     shares of Class A Stock                                                     --       (340,365)      (650,000)     (4,149,427)
Issuance of 71,000 shares of Class A
     Stock pursuant to stock  options                                            --         71,000        650,000              --
                                                                        -----------    -----------    -----------    ------------
Balance as of September 30, 1998                                        $   592,088    $ 2,442,809    $        --    $ 33,480,347
                                                                        ===========    ===========    ===========    ============
Balance as of December 31, 1998                                         $   592,088    $ 2,460,808    $        --    $ 34,074,538
Comprehensive income:
  Net unrealized losses on debt
     and equity securities                                                       --             --             --              --
  Net earnings                                                                   --             --             --       2,458,380
Total comprehensive income

Acquisition and retirement of 7,260
     shares of Common Stock                                                  (7,260)            --             --        (142,478)
Acquisition and retirement of 139,221
     shares of Class A Stock                                                     --        139,221       (350,250)     (1,482,067)
Issuance of 15,000 shares of Class A
     Stock pursuant to investment
     agreement                                                                   --         15,000        206,250              --
Issuance of 18,000 shares of Class A
     Stock pursuant to stock options                                             --         18,000        144,000              --
                                                                        -----------    -----------    -----------    ------------
Balance as of September 30, 1999                                        $   584,828    $ 2,354,587    $        --    $ 34,908,373
                                                                        ===========    ===========    =========      ============



                                                                        Accumulated
                                                                           other           Total
                                                                       comprehensive   stockholders'
                                                                           income          equity
                                                                           ------          ------
Balance as of December 31, 1997                                         $   235,555    $ 39,577,739
Comprehensive income:
  Net unrealized gains on debt and
      equity securities, net of tax                                         393,976         393,976
  Net earnings                                                                   --       1,690,318
                                                                        -----------    ------------
Total comprehensive income                                                                2,084,294
Acquisition and retirement of 4,769                                              --         (98,466)
     shares of Common Stock
Acquisition and retirement of 340,365
     shares of Class A Stock                                                     --      (5,139,792)
Issuance of 71,000 shares of Class A
     Stock pursuant to stock  options                                            --         721,000
                                                                        -----------    ------------
Balance as of September 30, 1998                                        $   629,531    $ 37,144,775
                                                                        ===========    ============
Balance as of December 31, 1998                                         $   495,492    $ 37,622,926
Comprehensive income:
  Net unrealized losses on debt
     and equity securities                                               (1,701,197)     (1,701,197)
  Net earnings                                                                   --       2,458,380
                                                                        -----------    ------------
Total comprehensive income                                                                  757,183

Acquisition and retirement of 7,260
     shares of Common Stock                                                      --        (149,738)
Acquisition and retirement of 139,221
     shares of Class A Stock                                                     --      (1,971,538)
Issuance of 15,000 shares of Class A
     Stock pursuant to investment
     agreement                                                                   --         221,250
Issuance of 18,000 shares of Class A
     Stock pursuant to stock options                                             --         162,000
                                                                        -----------    ------------
Balance as of September 30, 1999                                        $(1,205,705)   $ 36,642,083
                                                                        ===========    ============





See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998

                                                                                              1999                 1998
                                                                                              ----                 ----
Cash flows from operating activities:
    Net earnings                                                                        $   2,458,380             1,690,318
    Adjustments to reconcile net earnings to net cash  (used for) provided by operating activities:
      Depreciation and amortization                                                         1,407,835             1,060,009
      Net realized capital gains                                                             (345,262)             (262,065)
      Loss on Limited partnership investment                                                       --             1,181,129
      Changes in:
         Accrued interest receivable                                                         (184,500)              322,434
         Reinsurance recoverable                                                             (523,309)            1,250,163
         Receivables, net                                                                     487,129             1,638,641
         Deferred policy acquisition costs                                                     28,774               169,898
         Prepaid expenses and other assets                                                    494,711               952,343
         Accounts payable and accrued liabilities                                              90,677             2,089,881
         Reserves for losses and loss adjustment expenses                                  (3,895,384)           (5,441,322)
         Collateral held                                                                   (4,156,488)           (2,681,934)
         Income taxes, net                                                                    347,330               622,978
         Unearned premiums                                                                   (726,534)           (1,414,051)
                                                                                        -------------         -------------
             Net cash (used for)  provided by operating activities                         (4,516,641)            1,178,422
                                                                                        -------------         -------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                                                53,006,633            40,068,436
      Fixed maturities-matured                                                              9,779,136            32,178,943
      Equity securities                                                                            --             1,022,466
      Short-term investments                                                              131,000,241            57,922,542
    Purchases of:
      Fixed maturities                                                                    (65,461,977)          (62,538,545)
      Equity securities                                                                       (24,405)           (1,000,000)
      Short-term investments                                                             (124,694,884)          (47,645,770)
    Capital expenditures                                                                     (244,296)              (19,632)
    Other                                                                                          --            (6,460,608)
                                                                                        -------------         -------------
         Net cash provided by investing activities                                          3,360,448            13,527,832
                                                                                        -------------         -------------

Cash flows from financing activities:
    Borrowings under line of credit                                                         9,000,000             5,000,000
    Payments under line of credit                                                          (4,500,000)           (5,000,000)
    Payments on long-term debt                                                             (5,415,417)           (4,754,873)
    Issuance of long-term debt                                                              4,500,000                    --
    Issuance of Class A Stock                                                                 162,000               526,000
    Payments for acquisition & retirement of stock                                         (2,121,285)           (5,238,258)
                                                                                        -------------         -------------
         Net cash (used for) provided by financing activities                               1,625,298            (9,467,131)
                                                                                        -------------         -------------

Net increase in cash                                                                          469,105             5,239,123

Cash at beginning of period                                                                 2,306,232             2,095,449
                                                                                        -------------         -------------

Cash at end of period                                                                   $   2,775,337             7,334,572
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 1999 and 1998. The Convertible Note at September 30, 1998 was antidilutive and as a result is not included in the 1998 calculation.

                                                                      Average
                                                                      Shares           Per-Share
         1999:                                     Earnings           Outstanding      Amount
        -------                                    --------           -----------      ------
Basic EPS:

         Earnings available to stockholders        $2,458,380         2,975,228        $    .83

         Effect of Dilutive Securities:
           Stock options                                   --            64,758
             Convertible Note                      $  876,645         1,460,000
                                                   ----------        ----------
Diluted EPS:
         Earnings available to stockholders        $3,335,025         4,439,986        $    .75
                                                   ==========        ==========        ========

       1998                                                                                1998
      ------
Basic EPS:
         Earnings available to stockholders        $1,690,318         3,251,748        $    .52

         Effect of Dilutive Securities:
           Stock options                           $       --            85,674
                                                   ----------        ----------
Diluted EPS:
         Earnings available to stockholders        $1,690,318         3,337,422        $    .51
                                                   ==========        ==========        ========


(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 1999 was $579,684 and income taxes received during the nine months ended September 30, 1998 was $66,406. Interest paid for the nine months ended September 30, 1999 and 1998 was $2,255,552 and $3,363,155, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the nine months ended September 30, 1999 and 1998:

                                                                                                   1999                 1998
                                                                                                   ----                 ----
Unrealized gains (losses) on investments:
    Unrealized holding loss arising during period                                               $(1,473,324)            566,939
    Less reclassification adjustment for gains included in net income, net of income tax
    expense of $117,389 and $89,102 for 1999 and 1998, respectively                                 227,873             172,963
                                                                                                -----------         -----------
Other comprehensive income (loss)                                                               $(1,701,197)            393,976
                                                                                                ===========         ===========


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

(6) Future Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years However, in June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 allows entities which have not adopted SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the effect SFAS No. 133 will have on the Company's results of operations or financial condition.

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

  The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 1999 and 1998 is summarized as follows:

                                                  Three months ended                     Nine months ended
                                          -------------------------------       --------------------------------
                                               1999               1998               1999                1998
                                               ----               ----               ----                ----
Revenues:
ACMAT Contracting                         $  3,823,081          4,906,478       $ 10,405,763          11,923,889
United Coastal Liability Insurance           2,025,355          2,189,616          6,787,637           8,079,052
ACSTAR Bonding                               1,665,867          1,097,694          4,465,604           3,898,423
                                          ------------       ------------       ------------        ------------
                                          $  7,514,303          8,193,788       $ 21,659,004          23,901,364
                                          ============       ============       ============        ============
Operating Earnings:
ACMAT Contracting                         $    211,666             57,956       $    796,144             353,561
United Coastal Liability Insurance           1,070,779            933,064          3,653,158           4,137,885
ACSTAR Bonding                                 843,898            354,449          2,085,380           1,632,830
                                          ------------       ------------       ------------        ------------
                                          $  2,126,343          1,345,469       $  6,534,682           6,124,276
                                          ============       ============       ============        ============

Depreciation and Amortization:
ACMAT Contracting                         $    284,397            173,545       $    807,648             516,915
United Coastal Liability Insurance             110,611             61,852            275,336             197,509
ACSTAR Bonding                                 110,143            104,501            324,851             345,585
                                          ------------       ------------       ------------        ------------
                                          $    505,151       $    339,898       $  1,407,835           1,060,009
                                          ============       ============       ============        ============


The components of revenue for each segment for the three and nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                                      Three months ended                     Nine months ended
                                                                 ---------------------------          ------------------------------
                                                                     1999            1998                 1999               1998
                                                                     ----            ----                 ----               ----
ACMAT Contracting:
  Contract revenues                                              $ 2,681,087       4,056,318          $ 7,284,683          9,145,702
  Investment income, net                                               5,960          28,845               31,348             44,114
  Intersegment revenue:
    Rental income                                                    303,340         312,142              951,296            945,957
    Underwriting services and agency commissions                     334,203         445,905            1,240,393          1,424,467
  Other income                                                       498,491          62,058              898,043            363,649
                                                                 -----------     -----------          -----------        -----------
                                                                 $ 3,823,081       4,906,478          $10,405,763         11,923,889
                                                                 ===========     ===========          ===========        ===========
United Coastal Liability Insurance:
  Premiums                                                       $ 1,090,382       1,599,830           $3,745,985         5,102,754
  Investment income, net                                             930,472       1,047,365            2,731,038         3,468,357
  Equity income (loss) from limited partnership investment                --        (598,992)              10,587          (710,637)
  Capital gains                                                           --         133,953              281,087           198,129
  Other income                                                         4,503           7,460               18,940            20,449
                                                                 -----------     -----------           ----------        ----------
                                                                 $ 2,025,357       2,189,616           $6,787,637         8,079,052
                                                                 ===========     ===========           ==========        ==========
ACSTAR Bonding:
  Premiums                                                       $ 1,343,337       1,169,382           $3,433,447         3,454,133
  Investment income, net                                             327,646         210,374              967,841           924,762
  Equity income (loss) from limited partnership investment                --        (352,294)                  --          (591,098)
  Capital gains/(losses)                                              (1,530)         23,542               64,175            63,936
  Other income (expense)                                              (3,586)         46,690                  141            46,690
                                                                 -----------     -----------           ----------        ----------
                                                                   1,665,867       1,097,694           $4,465,604         3,898,423
                                                                 ===========     ===========           ==========        ==========


The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:


                                                                  Three months ended                       Nine months ended
                                                            -------------------------------       ---------------------------------
                                                                  1999             1998                1999                 1998
                                                                  ----             ----                ----                 ----
Revenue:
     Total revenue for reportable segments                      7,514,303         8,193,788       $ 21,659,004           23,901,364
     Intersegment eliminations                                   (511,587)         (689,213)        (1,815,390)          (2,030,934)
                                                             ------------      ------------       ------------         ------------
                                                                7,002,716         7,504,575       $ 19,843,614           21,870,430
                                                             ============      ============       ============         ============

Operating Earnings:
     Total operating earnings for reportable segments           2,126,343         1,345,469       $  6,534,682            6,124,276
     Interest expense                                          (1,061,299)       (1,105,766)        (2,876,424)          (3,551,749)
     Other operating expenses                                     (92,712)         (145,486)          (272,862)            (325,636)
                                                             ------------      ------------       ------------         ------------
                                                                  972,332            94,217       $  3,385,396            2,246,891
                                                             ============      ============       ============         ============

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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

RESULTS OF OPERATIONS:

Overview

Net earnings were $683,046 for the three months ended September 30, 1999 compared to $66,538 for the same period a year ago. Net earnings for the nine months ended September 30, 1999 were $2,458,380 compared to $1,690,318 for the nine months ended September 30, 1998. The increase in net earnings for the three and nine-month periods reflects an increase in gross profits on construction projects and a decrease in interest expense. Net earnings for the three and nine-month periods ended September 30, 1998 reflect a decrease in the carrying value of the Company's stake in a limited partnership that invested in small cap common stock equities. The Company sold its investment in the limited partnership on December 31, 1998.

Earned Premiums

Net written premiums were $1,561,477 for the three months ended September 30, 1999 compared to $2,500,314 for the three months ended September 30, 1998. Net written premiums for the nine months ended September 30, 1999 were $6,612,469 compared to $7,375,213 for the nine months ended September 30, 1998. Premiums earned for the three months ended September 30, 1999 were $2,433,719 as compared to $2,769,212 for the three months ended September 30, 1998. Premiums earned for the nine months ended September 30, 1999 were $7,179,432 as compared to $8,556,887 for the nine months ended September 30, 1998. The decrease in net written premiums and earned premiums for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 is primarily due to the Company's strategy to avoid current unfavorable pricing in the Company's casualty operations. Variances in net written premiums have historically occurred due to the fluctuations in size, number and timing of bonds and policies bound by the Company. The Company will maintain its existing pricing strategy and high level of service.

Contract Revenues

Contract revenues were $2,681,087 for the three-month period ended September 30, 1999 compared to $4,056,318 for the same period in 1998. Contract revenues were $7,284,683 for the nine-month period ended September 30, 1999 compared to $9,145,702 for the same period in 1998. Construction revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog was approximately $9,000,000 at September 30, 1999 compared to $8,700,000 a year ago.

Investment Income, Net

Net investment income was $1,378,914 for the three-month period ended September 30, 1999 compared to $1,355,145 for the same period in 1998, representing effective yields of 4.80% and 4.31%, respectively. Net investment income was $4,105,995 for the nine-month period ended September 30, 1999 compared to $4,776,450 for the same period in 1998, representing effective yields of 4.75% and 4.95%, respectively. The decrease in investment income for the nine-month period ended September 30, 1999 over 1998 was due substantially to a decrease in invested assets. Invested assets, including cash, were $111,029,049 and $116,198,344 at September 30, 1999 and December 31, 1998, respectively. The decrease in invested assets is attributable to net cash flow used to repurchase stock, return collateral and pay claims offset by net cash flow generated from written premiums and the reinvestment of investment income.

Net Realized Capital Gains

Realized capital losses were $1,530 for the three-month period ended September 30, 1999 compared to realized capital gains of $157,495 for the same period in 1998. Realized capital gains for the nine-month period ended September 30, 1999 were $345,262 compared to realized capital gains of $262,065 for the same period in 1998.

Other Income

Other income (expense) was $510,526 for the three-month period ended September 30, 1999 compared to ($833,595) for the same period in 1998. Other income (expense) was $928,242 for the nine-month period ended September 30, 1999 compared to ($870,674) for the same period in 1998. The fluctuations in other income (expense) reflects a loss of approximately $995,000 from a limited partnership in the third quarter of 1998 and a loss of approximately $1,180,000 for the nine-month period ended September 30, 1998.

The limited partnership investment was carried on the equity method of accounting in which the Company's share of net income or loss was recognized as income or loss in the Company's income statement. The investment in the limited partnership invested primarily in small capitalization stocks carried at fair value. The earnings from the limited partnership investment fluctuated as those stocks are traded on the national market exchanges. The Company sold its investment in the limited partnership on December 31, 1998.

Cost of Contract Revenues

Cost of contract revenues were $2,522,333 for the three-month period ended September 30, 1999 compared to $3,927,494 for the same period a year ago, representing gross profit margins of 5.9% and 3.2%, respectively. Cost of contract revenues were $6,498,742 for the nine-month period ended September 30, 1999 compared to $8,944,716 for the same period in 1998, representing gross profit margins of 10.8% and 2.2%, respectively. Costs of contract revenues vary from period to period as a function of contract revenues (See Contract Revenues). The increase in the 1999 gross profit margins reflects higher gross margins on one large construction project and the lower gross profit margins in 1998 reflect losses on two projects completed in 1998.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses were $395,991 for the three-month period ended September 30, 1999 compared to $538,416 for the same period in 1998. Losses and loss adjustment expenses were $1,302,805 for the nine months ended September 30, 1999 compared to $1,703,531 for the nine months ended September 30, 1998. The decrease in losses and loss adjustment expenses for the three and nine months ended September 30, 1999 are attributable to lower earned premiums from 1998 to 1999 and the release of surety loss reserves on older underwriting years which are no longer needed. Loss and loss adjustment expense reserves represent management's estimate of the ultimate cost of unpaid losses incurred for these periods relative to premiums earned.

Amortization of policy acquisition costs

Amortization of policy acquisition costs was $640,939 for the three-month period ended September 30, 1999 as compared to $514,717 for the same period in 1998. For the nine months ended September 30, 1999, amortization of policy acquisition cost was $1,510,185 compared to $1,480,412 for the same period a year ago. Policy acquisition costs, primarily commissions, are deferred and amortized over the policy term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,409,822 for the three-month period ended September 30, 1999 compared to $1,323,965 for the same period in 1998. Selling, general and administrative expenses were $4,270,062 for the nine-month period ended September 30, 1999 compared to $3,943,131 for the same period in 1998. The increase in the selling, general and administrative expenses for the three and nine-month periods ended September 30, 1998 are due primarily to an increase in salary and amortization expense.

Interest Expense

Interest expense decreased to $1,061,299 for the three-month period ended September 30, 1999 compared to $1,105,766 for the same period in 1998. Interest expense decreased to $2,876,424 for the nine-month period ended September 30, 1999 compared to $3,551,749 for the same period in 1998. The decrease in interest expense is due to a decrease in long-term debt.

Income Taxes

Income tax expense was $289,286 for the three-month period ended September 30, 1999 compared to $27,679 for the same period in 1998, representing effective tax rates of 29.7% and 29.3%, respectively. Income tax expense was $927,016 for the nine-month period ended September 30, 1999 compared to $556,573 for the same period in 1998, representing effective tax rates of 27.4% and 25.2%, respectively. The effective tax rate fluctuates according to the mix of tax-exempt and taxable securities held by the Company.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 1999 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratio under generally accepted accounting principles ("GAAP") were 18.1% and 19.9% for the nine-month periods ended September 30, 1999 and 1998, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 57.1% and 51.3% for the nine-month period ended September 30, 1999 and 1998, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 75.2% and 71.2% for the nine-month periods ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company internally generates sufficient funds for its operations and maintains a relatively high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company has no material commitments for capital expenditures and, in the opinion of management of the Company, the Company currently has adequate sources of liquidity to fund its operations over the next year.

ACMAT, exclusive of its subsidiaries, has incurred negative cash flows from operating activities primarily because of interest expense related to long-term debt incurred by ACMAT to acquire and capitalize its insurance subsidiaries and to repurchase Company stock. ACMAT has also incurred negative working capital as a result of holding short-term debt related to its operation.

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

The Company utilized cash flow for operations of $4,516,641 during the nine month-period ended September 30, 1999 compared to $1,178,422 of cash flow realized from operations for the same period in 1998. Net cash flows used for operations were primarily for the return of cash collateral and the payment of claims.

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

Net cash provided by investing activities in 1999 amounted to $3,360,448 compared to $13,527,832 for the same period in 1998.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 1999.

The Company maintains a short-term unsecured bank credit line totaling $10.0 million to fund interim cash requirements. There was $4,500,000 outstanding under this line of credit at September 30, 1999.

During the nine-month period ended September 30, 1999, the Company purchased, in the open market and in privately negotiated transactions, 7,260 shares of its Common Stock at an average price of $20.63. The Company also purchased, in open market and privately negotiated transactions, 139,221 shares of its Class A Stock at an average price of $14.16 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding company, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay without prior insurance department approval is limited to approximately $10,730,000 in 1999.

YEAR 2000 ISSUE

There has been significant public discussion in recent years of the "Year 2000" issue, which relates to the potential inability of computer programs and systems to adequately store and process data after December 31, 1999, due to the inability of such programs and systems to identify correct dates subsequent to December 31, 1999.

In 1997, the Company began to address the Year 2000 issue. The Company's financial and operational computer and software systems are substantially compliant at September 30, 1999. The total cost of the project is estimated to be less than $100,000 and is being funded through operating cash flows. Management believes that these systems will be suitable for continued use into and beyond the year 2000. If for any reason these systems are not suitable for such use, the Year 2000 problem could have a material adverse impact on the Company's ability to meet financial and reporting requirements and to support its insurance operations.

The Company's Year 2000 review includes an assessment of "embedded chip" systems associated with its end-user computing hardware and software (including personal computers, spreadsheets, word processing and other personal and work group applications), its corporate facilities (such as security systems, elevators and climate control systems) and its office equipment (including telephones, fax machines and similar equipment). The Company is continuing to identify potential problems associated with its embedded chip systems and to develop corrective plans to avoid or mitigate such potential problems. Where appropriate, the Company has upgraded or replaced non-compliant embedded chip systems to avoid potential Year 2000 problems.

The Company reviewed certain suppliers, business partners, customers and other parties to determine the extent to which the Company may be vulnerable to the failure of these parties to address and correct their own Year 2000 problems. However, there can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems will not have a material adverse effect on the Company.

The Company's Year 2000 Review is intended to reduce significantly the level of uncertainty associated with the Year 2000 issue. The Company has contingency plans to address and mitigate the potential impact of problems that might surface with the approach of the millennium. In light of the current stage of the Company's review of its core financial and operational systems and its "embedded chip" technology, the Company developed contingency plans that focus on the potential interruption of support services provided to the Company by business affiliates or public authorities due to problems these parties may experience in connection with the Year 2000 issue. The Company explored these and other "worst case" scenarios in the coming months to anticipate and limit, wherever possible, the potential impact of any such scenario on the Company's insurance operations or financial condition. These plans include identifying alternate suppliers and vendors, conducting staff training and developing alternative communication plans.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify Companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 1999 was significantly above the level which might require regulatory action.

Part II - Other Information


Item - Exhibits and Reports on Form 8-K

  a.  Exhibits -
         27. Financial Data Schedule

  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACMAT CORPORATION


Date:  November 12, 1999        /s/ Henry W. Nozko, Sr.
                                -------------------------------------------
                                Henry W. Nozko, Sr., President and Chairman



Date:  November 12, 1999        /s/ Henry W. Nozko, Jr.
                                ---------------------------------------------
                                Henry W. Nozko, Jr., Executive Vice President
                                Chief Operating Officer, and Treasurer