Form 10-K
period 1999-12-31
ACMAT CORP
filed 2000-03-30
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the transition period from              to

                  Commission file number      0 - 6234

                                 ACMAT CORPORATION
             (Exact name of registrant as specified in its charter)

                   Connecticut                         06-0682460
             (State of incorporation)       (I.R.S. Employer Identification No.)

                 233 Main Street                       06050-2350
           New Britain, Connecticut                    (Zip Code)
   (Address of principal executive offices)

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

The aggregate market value as of March 1, 2000 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $17,173,790.

As of March 1, 2000 there were 570,568 shares of the registrant's Common Stock and 2,288,527 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

Item 1.  Business                                                                                            3
       General                                                                                               3
       Financial Information about Operating Segments                                                        3
                United Coastal Liability Insurance                                                           3
                ACSTAR Bonding                                                                               5
                Insurance and Bonding Performance Ratios                                                     5
                Underwriting                                                                                 6
                Reinsurance                                                                                  6
                Claims                                                                                       6
                Reserves for Losses and Loss Adjustment Expenses                                             6
                IRIS Ratios                                                                                  9
                A.M. Best Ratings                                                                            9
                Risk-Based Capital                                                                           9
         ACMAT Contracting                                                                                   9
                General                                                                                      9
                Backlog                                                                                      9
                Materials                                                                                   10
                Contract Acquisition                                                                        10
                Warranty                                                                                    10
                Asbestos Abatement Operations                                                               10
         Marketing                                                                                          10
         Competition                                                                                        11
         Regulation                                                                                         11
         Investments                                                                                        12
         Environmental Compliance                                                                           14
         Employees                                                                                          14

Item 2. Properties                                                                                          14

Item 3. Legal Proceedings                                                                                   14

Item 4. Submission of Matters to a Vote of Security Holders                                                 14

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters                            15

Item 6. Selected Financial Data                                                                             15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations               16
         Reserves for Losses and Loss Adjustment Expenses                                                   18
         Liquidity and Capital Resources                                                                    19
         Regulatory Environment                                                                             20

Item 7a. Quantitative and Qualitative Discussions about Market Risk                                         20

Item 8. Financial Statements and Supplementary Data                                                         22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                                 49

Item 11. Executive Compensation                                                                             51

Item 12. Security Ownership of Certain Beneficial Owners and Management                                     53

Item 13. Certain Relationships and Related Transactions                                                     54

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    54

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

Financial Information about Operating Segments

Financial information relating to the three business segments is set forth in
Note 15 to the consolidated financial statements on page 40 of this document.

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

The Company often requires cash or irrevocable letters of credit to collateralize a portion of most bonds issued. In addition, the Company will only accept irrevocable letters of credit from financial institutions which have a rating of C "sound credit risk" or higher as determined by Thomson BankWatch, Inc. However, no assurance can be made that such financial institutions will maintain their financial strength and, thus, that funds guaranteed under letters of credit will be available, if needed, to offset any potential claims.

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

                                                                    Year
                                                              Ended December 31,
                                                              ------------------
                                                     1999          1998          1997
                                                     ----          ----          ----
GAAP Ratios:
    Loss ratio                                       17.6%          19.6%        28.8%
    Expense ratio                                    56.6           51.8         48.0
                                                     ----           ----         ----
    GAAP combined ratio                              74.2           71.4         76.8
                                                     ====           ====         ====
Statutory Ratios:
   Loss ratio                                        17.6           19.9         29.5
   Expense ratio                                     63.3           59.2         45.0
                                                     ----           ----         ----
   Statutory combined ratio                          80.9%          79.1%        74.5%
                                                     ====           ====         ====

The increase in the combined statutory ratio over the past three years results primarily from the decline in written premiums partially offset by the release of reserves on older underwriting years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Reinsurance

In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $10 million for liability and for individual surety bonds, the Company reinsures through various layered excess of loss agreements up to $10 million on a $14.5 million bond. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 1999 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

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

                                                          1999                  1998                  1997
                                                          ----                  ----                  ----
Balance at January 1                                  $43,115,062          $48,900,713           $47,960,084
 Less reinsurance recoverable                           2,224,116            3,478,121             3,841,001
                                                        ---------            ---------             ---------
 Net balance at January 1                              40,890,946           45,422,592            44,119,083

Incurred related to:
          Current year                                  3,091,120            4,508,667             5,176,030
          Prior years                                  (1,418,233)          (2,321,939)             (838,778)
                                                       ----------           ----------              ---------
Total incurred                                          1,672,887            2,186,728             4,337,252
Payments related to:
          Current year                                     81,569               18,260                94,398
          Prior years                                   7,861,837            6,700,114             2,939,345
                                                        ---------            ---------             ---------
Total Payments                                          7,943,406            6,718,374             3,033,743

Net balance at December 31                             34,620,427           40,890,946            45,422,592
 Plus reinsurance recoverable                           3,924,064            2,224,116             3,478,121
                                                        ---------            ---------             ---------
 Balance at December 31                               $38,544,491          $43,115,062           $48,900,713
                                                       ==========           ==========            ==========

The decrease of incurred losses and loss adjustment expenses of prior years represents a release of surety loss reserves on older years that are no longer needed and a reallocation of reserves among accident years. There can be no assurance, however, that the Company's reserves will be sufficient to cover ultimate losses and loss adjustment expenses or that future adjustments to losses and loss adjustment expense reserves will not be required.

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

As of December 31, 1999, 1998 and 1997 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $40,715,475, $49,758,263, and $57,723,399, respectively. As of December 31, 1999, 1998 and
1997 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $38,544,491, $43,115,062, and $48,900,713, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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

                                    1990     1991    1992     1993     1994     1995    1996     1997     1998    1999
                                    ----     ----    ----     ----     ----     ----    ----     ----     ----    ----
                                                      (thousands)
Liability for unpaid losses
 and loss adjustment expenses      21,378   26,234   29,240   30,437  36,726   41,363   44,119   45,423  40,891   34,620

Liability reestimated as of:

 One year later                    21,378   26,234   29,240   30,437  35,825   40,193   43,282   43,106  37,816
 Two years later                   21,378   26,234   29,240   28,337  34,659   37,872   40,865   35,698
 Three years later                 21,378   26,234   26,000   27,170  29,913   35,354   33,359
 Four years later                  21,378   22,094   24,833   23,550  27,193   28,149
 Five years later                  16,642   20,927   22,284   20,880  19,486
 Six years later                   15,475   18,841   19,914   13,673
 Seven years later                 13,394   16,932   13,148
 Eight years later                 12,845   11,761
 Nine years later                   9,472

Cumulative Redundancy
 (deficiency):                     11,906   14,473   16,092   16,764  17,240   13,214   10,762   9,725    3,077

Paid (cumulative) as of:

 One year later                     1,357    3,216    6,142    1,560   2,361    3,067    2,942    6,703   7,903
 Two years later                    4,067    8,699    7,574    3,655   4,582    5,256    8,951   13,928
 Three years later                  8,954    9,576    8,603    5,022   6,412    8,922   16,047
 Four years later                  10,233   10,488    9,554    6,189   7,969   15,601
 Five years later                  10,554   10,816    9,818    6,869  12,425
 Six years later                   10,858   10,856   10,034    9,723
 Seven years later                 10,874   10,949   10,761
 Eight years later                 10,874   11,445
 Nine years later                  10,884

Gross liability - end of year                                 34,730  40,955   45,235   47,960   48,901  43,115   38,544
Reinsurance recoverable                                        4,293   4,229    3,872    3,841    3,478   2,224    3,924
                                                               -----   -----    -----    -----    -----   -----    -----
Net liability - end of year                                   30,437  36,726   41,363   44,119   45,423  40,891   34,620

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

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 1999, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value", except for the change in surplus for United Coastal and the investment yield for ACSTAR Insurance Company. The investment yield for ACSTAR is above the NAIC standard of 10% primarily due to dividends received from ACSTAR's investment in United Coastal. The decrease in surplus for United Coastal is greater than 10% primarily due to dividends of $14,000,000 paid by United Coastal during 1999.

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 1999 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1999 was above the level which might require regulatory action.

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

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 1999 and 1998:

                                                       December 31, 1999                  December 31, 1998
                                                       -----------------                  -----------------
Total Number of Contracts.                                   13                                  4

Total unbilled contract amounts.                          $10,100,000                          $6,000,000

Number of contracts with unbilled amounts in
excess of $400,000.                                           4                                  2

Aggregate unbilled amount of contracts in
excess of $400,000.                                        $9,800,000                          $5,900,000


The Company estimates that all of the December 31, 1999 backlog will be completed prior to December 31, 2000.




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

                                    MARKETING

Insurance and Bonding

As an excess and surplus lines carrier, United Coastal Insurance markets its policies through excess and surplus lines brokers only in those states in which it is permitted to write coverage. Currently, United Coastal Insurance is permitted to write excess and surplus lines insurance as a non-admitted insurer in forty-six states, the District of Columbia, Puerto Rico and the Virgin Islands.

ACSTAR Insurance offers payment and performance bonds through carefully selected insurance agents which specialize in the needs of contractors. All underwriting approvals and issuance of policies and bonds are performed directly by the Company's insurance subsidiaries.

The Company's insurance products are marketed in all 50 states.

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

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 1999, the

Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.9 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 1999, United Coastal Insurance paid $14,000,000 in dividends. At January 1, 2000, approximately $2,390,000 is available for the payment of dividends by United Coastal Insurance in 2000 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 1999, ACSTAR paid $4,760,000 in dividends to ACSTAR Holdings. At January 1, 2000, approximately $7,380,000 is available for the payment of dividends by ACSTAR Insurance in 2000 without the prior approval of the Illinois Insurance Department.

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

The Company invests primarily in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summaries the fair value fixed maturity investments portfolio at December 31, 1999 and 1998 (dollars in thousands):


                                                                           December 31,
                                                                           ------------
                                                            1999                                1998
                                                   ------------------------         --------------------------
                                                                    Percent                            Percent
                                                                    of                                 of
                                                   Amount           Total             Amount           Total
                                                   ------           -----             ------           -----
Fixed maturities available for sale (1):
  U.S. government and government
    agencies and authorities                       $ 18,569           20.6%          $ 19,006           16.7%
  State and political subdivisions                   36,608           40.7             55,082           48.3
  Industrial and Miscellaneous                       27,007           30.0                 --             --
  Mortgage-backed securities                          5,643            6.3             24,795           21.8
                                                   --------          -----           --------          -----
Total fixed maturities available for sale            87,827           97.6             98,883           86.8
Equity securities(2)                                  1,615            1.8              2,061            1.8
Short-term investments(3)                               518             .6             12,948           11.4
                                                   --------          -----           --------          -----
Total investments                                  $ 89,960          100.0%          $113,892          100.0%
                                                   ========          =====           ========          =====


(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $89,291,000 at December 31, 1999 and $98,128,000 at December 31, 1998.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $2,065,000 at December 31, 1999 and 1998.

(3) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth the fair value of fixed maturities in the fixed maturity investment portfolio at December 31, 1999 and 1998 (dollars in thousands):

                                                                  December 31,
                                                                  ------------
                                                      1999                               1998
                                             ------------------------         -------------------------
                                                              Percent                           Percent
                                                              of                                of
                                             Amount           Total           Amount            Total
                                             ------           -----           ------            -----
Due in (1):
One year or less                             16,908            19.3%          $19,805            20.0%
After one year through five years            64,139            73.0%           72,805            73.6%
After five years through ten years            3,719             4.2%            5,225             5.3%
After ten years                               3,061             3.5%            1,048             1.1%
                                            -------           -----           -------           -----
                                            $87,827           100.0%          $98,883           100.0%
                                            =======           =====           =======           =====

         (1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 1999, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 1999, 1998 and 1997 are shown in the following table (dollars in thousands):

                                                         1999            1998             1997
                                                         ----            ----             ----
                      Invested assets (1)              $111,559        $126,371          $140,029

                      Investment income (2)              $5,390          $6,138            $6,505

                      Average yield                       4.83%           4.86%            4.65%

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

                                    EMPLOYEES

As of December 31, 1999, the Company employed approximately 35 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

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

The Company has, together with many other defendants, been named as a defendant in actions by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

                                1999                          1998

                         HIGH              LOW        HIGH              LOW
COMMON STOCK
  1st Quarter           20-5/8          20-1/2       21-1/4          21-1/4
  2nd Quarter           20-1/2          19           21              21
  3rd Quarter          20-7/16          20           21              21
  4th Quarter          19               19           23              20-1/2

CLASS A STOCK
  1st Quarter           16-1/4          15           17-7/8          15-3/8
  2nd Quarter           15-1/4          14-3/4       15-3/4          15-1/8
  3rd Quarter           14-7/8          7-1/2        16-1/2          14-9/16
  4th Quarter            9              6-3/4        15-3/4          14-1/4


No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 17, 2000, there were 330 Common Stock shareholders of record and 934 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                       1999             1998             1997             1996             1995
                                       ----             ----             ----             ----             ----
Revenues                           $ 25,500,249      $ 28,752,273      $ 33,552,135    $ 37,035,305     $ 41,857,398
Total Assets                        125,855,611       146,126,465       176,208,762     184,359,566      180,402,238
Long-Term Debt                       30,792,720        37,200,000        48,212,727      35,807,419       40,127,590
Stockholders'  Equity                36,126,992        37,622,926        39,577,739      49,702,404       37,587,259

Net Earnings                          3,013,723         2,120,529         4,456,949      5,293,111        5,350,280
Basic Earnings Per Share                   1.02               .66              1.29           1.56             1.49
Diluted Earnings Per Share                  .99               .65              1.12           1.22             1.17

Note:  No cash dividends were paid during any of the periods above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $3,013,723 in 1999, $2,120,529 in 1998 and $4,456,949 in 1997.
Net earnings included approximately $1,000,000 of loss in 1998 and approximately $700,000 of gain in 1997 related to the Company's share of a limited partnership. The limited partnership invested in small cap equities and incurred the loss in 1998 due to volatility in the small cap market. The Company sold its investment in the limited partnership on December 31, 1998. The increase in 1999 net earnings compared to the 1998 net earnings was due to the improved gross margins in the contracting business, the elimination of the limited partnership in 1998 and the reduction in interest expense related to the reduction of long-term debt partially offset by the decrease in investment income.

Revenues were $25,500,249 in 1999, $28,752,273 in 1998 and $33,552,135 in 1997.
The decrease in revenues over the past two years reflects the Company's strategy to avoid the current unfavorable pricing in the Company's casualty insurance operations. Earned premiums were $9,414,192 in 1999, $10,962,663 in 1998 and $15,045,844 in 1997. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid. Contract revenues were $9,223,457 in 1999, $12,139,924 in 1998 and $10,056,322 in 1997.

Investment income was $5,389,732 in 1999, $6,138,105 in 1998 and $6,504,716 in
1997. The decrease in investment income was primarily related to a continued decrease in invested assets as the Company continues to reduce long-term debt. Net realized capital gains were $252,190 in 1999, $266,169 in 1998 and $282,667 in 1997.

Other income (expense) was $1,220,678 in 1999, ($754,588) in 1998 and $1,662,586
in 1997. The fluctuations in other income (expense) are attributable to a pre-tax loss of approximately $1,400,000 in 1998 and a pre-tax gain of approximately $965,000 in 1997 related to the Company's share of a limited partnership. The Company sold its investment in the limited partnership on December 31, 1998.

Losses and loss adjustment expenses were $1,672,887 in 1999, $2,186,728 in 1998 and $4,337,252 in 1997. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums and the release of surety loss reserves on older years that are no longer needed. Amortization of policy acquisition costs were $2,223,918 in 1999, $2,112,857 in 1998 and $2,802,993 in
1997. The increase in amortization of policy acquisition costs is primarily attributable to the increase in commissions paid to agents.

Costs of contract revenues were $8,261,408 in 1999, $11,635,879 in 1998 and $9,331,103 in 1997. The gross profit margin on construction projects was 10.4% in 1999, 4.2% in 1998 and 7.2% in 1997. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $5,385,409 in 1999, $5,355,183 in 1998 and $5,767,808 in 1997. The increase in general and administrative expenses in 1999 compared to 1998 is due primarily to the increase in salary expense. The decrease in general and administrative expenses in 1998 compared to 1997 is due primarily to the decrease in bad debt expense.

Interest expense was $3,738,740 in 1999, $4,621,401 in 1998 and $5,116,414 in
1997. The decrease in interest expense is due to the decrease in long-term debt. During 1999 and 1998, the Company repaid and refinanced long-term debt.

Income tax expense was $1,204,164 in 1999, $719,696 in 1998 and $1,739,616 in
1997, representing effective tax rates of 28.6%, 25.3% and 28.1%, respectively. The fluctuation in the effective tax rate is due to tax exempt interest income making up a larger portion of taxable income in 1998.

Results of Operations by Segment:

ACSTAR BONDING:               1999                 1998                     1997
                              ----                 ----                     ----
    Revenue               $6,227,462            $5,286,955               $7,209,863
    Operating Earnings    $2,968,882            $2,314,485               $2,305,342


Revenues for the ACSTAR Bonding segment were $6,227,462 in 1999, $5,286,955 in 1998 and $7,209,863 in 1997. The 1999 increase in revenue reflects a slight increase in earned premiums and investment income compared to 1998. Included in 1998 revenues is a pre-tax loss of approximately $570,000 for net loss of the limited partnership investment. The decrease in 1998 revenue compared to the 1997 revenue is due primarily to a decrease in earned premiums in 1998.

Investment income was $1,268,175 in 1999, $1,169,977 in 1998 and $962,815 in
1997. The increase in investment income was primarily related to a continued increase in invested assets and an increase in the effective yield on those invested assets. Net realized capital gains were $51,616 in 1999, $68,040 in 1998 and $25,380 in 1997.

Operating earnings for the ACSTAR Bonding segment were $2,968,882 in 1999, $2,314,485 in 1998 and $2,305,342 in 1997. The increase in 1999 operating earnings compared to 1998 operating earnings is due primarily to an increase in earned premiums and investment income offset in part by an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $238,520 in 1999, $230,912 in 1998 and $1,577,766 in 1997. The lower losses and loss adjustment expenses for 1999 and 1998 compared to 1997 are attributable to the release of surety loss reserves on older years that are no longer needed and a reallocation of reserves among accident years. Amortization of policy acquisition costs were $1,543,783 in 1999, $1,225,718 in 1998 and $1,605,140 in 1997. The increase in amortization of policy acquisition costs in 1999 compared to 1998 is primarily attributable to the increase in commissions paid to agents. The decrease in amortization of policy acquisition costs in 1998 compared to 1997 is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $1,476,277 in 1999, $1,515,840 in 1998 and $1,696,235 in 1997. The decrease in general and administrative expenses is due primarily to the decrease in bad debt expense.


UNITED COASTAL
 LIABILITY INSURANCE:                  1999            1998           1997
                                       ----            ----           ----
        Revenue                     $8,529,279     $10,315,294    $15,043,823
        Operating Earnings          $4,578,802     $ 5,176,870    $ 8,239,017


Revenues for the United Coastal Liability Insurance segment were $8,529,279 in 1999, $10,315,294 in 1998 and $15,043,823 in 1997. The 1999 decrease in revenue reflects a 27% decrease in earned premiums and a 20% decrease in investment income compared to 1998. Included in 1998 revenues is a pre-tax loss of approximately $830,000 for net loss of the limited partnership investment. The decrease in 1998 revenue compared to the 1997 revenue is due primarily to a 29% decrease in earned premiums in 1998. The decrease in revenues over the past two years reflects the Company's strategy to avoid the current unfavorable pricing in the Company's casualty insurance market.

Investment income was $3,557,332 in 1999, $4,430,026 in 1998 and $4,859,805 in
1997. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains were $200,574 in 1999, $198,129 in 1998 and $257,287 in 1997.

Operating earnings for the United Coastal Liability Insurance segment were $4,578,802 in 1999, $5,176,870 in 1998 and $8,239,017 in 1997. The decrease in
1999 operating earnings compared to 1998 operating earnings is due primarily to a decrease in earned premiums and investment income. The decrease in 1998 operating earnings compared to 1997 is due to a decrease in earned premiums.

Losses and loss adjustment expenses were $1,434,367 in 1999, $1,955,816 in 1998 and $2,759,486 in 1997. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $1,528,179 in 1999, $1,852,218 in 1998 and $2,564,959 in
1997. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $987,931 in 1999, $1,330,390 in 1998 and $1,505,741 in 1997. The decrease in general and administrative expenses is due primarily to the overall decrease in business activities.

ACMAT CONTRACTING:             1999             1998              1997
                               ----             ----              ----
     Revenue                $13,154,753     $15,801,541        $14,218,660
     Operating Earnings     $   907,228       $ 501,712        $ 1,224,579


Revenues for the ACMAT Contracting segment were $13,154,753 in 1999, $15,801,541 in 1998 and $14,218,660 in 1997. The 1999 decrease in revenue reflects a 24% decrease in contract revenues compared to 1998. The increase in 1998 revenue compared to the 1997 revenue is due primarily to a 21% increase in contract revenues in 1998. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $907,228 in 1999, $501,712 in 1998 and $1,224,579 in 1997. The increase in 1999 operating earnings compared to 1998 operating earnings is due primarily to improved gross margins on the 1999 projects. The decrease in 1998 operating earnings compared to 1997 operating earnings is due to lower gross margins on 1998 projects.

Cost of contract revenues were $8,261,408 in 1999, $11,635,879 in 1998 and $9,331,103 in 1997. The gross profit margin on construction projects was 10.4% in 1999, 4.2% in 1998 and 7.2% in 1997. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $3,886,117 in 1999, $3,488,950 in 1998 and $3,662,978 in 1997. The increase in general and administrative expenses in 1999 compared to 1998 is due primarily to the increase in salary expense and the amortization of intangibles. The decrease in general and administrative expenses in 1998 compared to 1997 is due primarily to the decrease in salary expense.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1999 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 17.6%,19.6 and 28.8% for the years ended December 31, 1999, 1998 and 1997, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. The decrease in the loss ratios is due to the release of surety reserves in 1999 and 1998. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 56.6%, 51.8% and 48.0% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the expense ratios is due to the decline in premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 74.2%, 71.4% and 76.8% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the 1999 combined ratio results primarily from the decline in premiums.

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

The Company used cash flow from other sources to support operations in the amount of $7,065,427 in 1999, compared to cash flow realized from operations of $530,977 in 1998 and $5,585,329 in 1997. The reduced cash flow from operations is due primarily to the return of cash collateral and the payment of claims. Substantially all of the Company's cash flow is used to repay short-term and long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $20,580,662 in 1999, $21,326,746 in 1998 and $4,993,298 in 1997.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at December 31, 1999.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 1999. Effective December 9, 1998, the Company obtained a $5,000,000, five-year, term loan which is repayable in quarterly installments commencing March 1, 1999. Portions of the proceeds of such term loan were applied to the repayment of term debt and to the reduction of the Company's short-term credit line.

During 1999, the Company purchased, in the open market and privately negotiated transactions, 7,260 shares of its Common Stock at an average price of $20.93. The Company also purchased, in open market and privately negotiated transactions, 189,221 shares of its Class A Stock at an average price of $12.52 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 1999, ACMAT received $14,000,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department.

For 2000, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $9,775,000.

In 2000, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be approximately $1,600,000 in 2000.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 1999 was significantly above the level which might require regulatory action.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 1999 was $89,960,240, 98% of which was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 1998. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt is interest rate risk at the time of refinancing. As the majority of the Company's debt is fixed rate debt, the Company's exposure to interest rate risk on its long-term debt is not significant. The Company continually monitors the interest rate environment and evaluates refinancing opportunities as the maturity dates approach.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 1999.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.9 million based on a 100 basis point increase in interest rates as of December 31, 1999, which is not considered material. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 71% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would partially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

     Independent Auditors' Report

     Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements - December 31, 1999, 1998 and
     1997

     Consolidated Schedules included in Part II of this Report - Years ended December 31, 1999, 1998 and 1997:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Hartford, Connecticut
March 7, 2000

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Earnings
Years Ended December 31, 1999, 1998 and 1997


                                                                    1999                1998                1997
                                                                    ----                ----                ----
Earned premiums                                                  $ 9,414,192         10,962,663           15,045,844
Contract revenues                                                  9,223,457         12,139,924           10,056,322
Investment income, net                                             5,389,732          6,138,105            6,504,716
Net realized capital gains                                           252,190            266,169              282,667
Other income (expense)                                             1,220,678           (754,588)           1,662,586
                                                                 -----------        -----------          -----------
                                                                  25,500,249         28,752,273           33,552,135

Losses and loss adjustment expenses                                1,672,887          2,186,728            4,337,252
Cost of contract revenues                                          8,261,408         11,635,879            9,331,103
Amortization of policy acquisition costs                           2,223,918          2,112,857            2,802,993
General and administrative expenses                                5,385,409          5,355,183            5,767,808
Interest expense                                                   3,738,740          4,621,401            5,116,414
                                                                 -----------        -----------          -----------
                                                                  21,282,362         25,912,048           27,355,570
                                                                  ----------         ----------           ----------

Earnings before income taxes                                       4,217,887          2,840,225            6,196,565

Income taxes                                                       1,204,164            719,696            1,739,616
                                                                   ---------          ---------            ---------

Net earnings                                                      $3,013,723          2,120,529            4,456,949
                                                                   =========          =========            =========


Basic earnings per share                                              $1.02               .66                1.29
                                                                       ----               ---                ----

Diluted earnings per share                                             $.99               .65                1.12
                                                                        ---               ---                ----



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
December 31, 1999 and 1998

ASSETS                                                                   1999                1998
------                                                                   ----                ----
Investments:
 Fixed maturities - available for sale at fair value
  (Cost of $89,290,810 in 1999 and $98,128,192 in 1998)             $  87,826,920          98,882,751
 Equity securities - available for sale at fair value
  (Cost of  $2,065,262 in 1999 and 1998 )                               1,614,763           2,061,448
 Short-term investments, at cost which approximates fair value            518,557          12,947,913
                                                                    -------------       -------------
  Total Investments                                                    89,960,240         113,892,112

Cash and cash equivalents                                               7,054,911           2,306,232
Accrued interest receivable                                             1,324,356           1,352,334
Receivables, net of allowance for doubtful accounts of
 $195,118 in 1999 and $257,617 in 1998                                  2,823,381           3,737,627
Reinsurance recoverable                                                 3,924,064           2,224,116
Income tax refund receivable                                              173,465             207,380
Prepaid expenses                                                          106,049             162,784
Deferred income taxes                                                   1,560,324           1,733,987
Property and equipment, net                                            12,675,956          12,894,191
Deferred policy acquisition costs                                       1,323,780           1,550,089
Other assets                                                            2,360,366           3,170,242
Intangibles, net                                                        2,568,719           2,895,371
                                                                    -------------       -------------
                                                                    $ 125,855,611         146,126,465
                                                                    =============       =============

Liabilities & Stockholders' Equity
Accounts payable                                                    $   1,923,081           3,200,965
Reserves for losses and loss adjustment expenses                       38,544,491          43,115,062
Unearned premiums                                                       5,262,468           6,795,435
Collateral held                                                        11,954,554          17,344,376
Other accrued liabilities                                               1,251,305             847,701
Long-term debt                                                         30,792,720          37,200,000
                                                                    -------------       -------------
 Total Liabilities                                                     89,728,619         108,503,539

Commitments and contingencies

Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized;
  584,828 and 592,088 shares issued and outstanding)                      584,828             592,088
  Class A Stock (No par value; 10,000,000 shares authorized;
  2,304,587 and 2,460,808 shares issued and outstanding)                2,304,587           2,460,808
  Retained earnings                                                    35,151,966          34,074,538
  Accumulated other comprehensive income (loss)                        (1,914,389)            495,492
                                                                    -------------       -------------
   Total Stockholders' Equity                                          36,126,992          37,622,926
                                                                    -------------       -------------
                                                                    $ 125,855,611         146,126,465
                                                                    =============       =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity
December 31, 1999, 1998 and 1997


                                                      Common           Class A          Additional
                                                     Stock par         Stock par         paid-in           Retained
                                                       value             value           capital           earnings
                                                       -----             -----           -------           --------

Balance as of December 31, 1996                    $   600,257         3,488,860         8,407,877        36,894,494

Comprehensive income:
   Net unrealized losses on debt and equity
     securities, net of reclassification
     adjustment                                           --                --                --                --
   Net earnings                                                                                            4,456,949

Total comprehensive income                                --                --                --                --

Acquisition and retirement of
   3,400 shares of Common Stock                    $    (3,400)             --             (66,096)             --
Acquisition and retirement of
   1,347,686 shares of Class A Stock                      --          (1,347,686)      (13,522,491)       (5,318,290)
Issuance of 450,000 shares
   of Class A Stock                                       --             450,000         4,050,000              --
Issuance of 121,000 shares of Class A Stock
   Pursuant to stock options                              --             121,000         1,130,710              --
                                                   -----------       -----------       -----------       -----------
Balance as of December 31, 1997                    $   596,857         2,712,174              --          36,033,153

Comprehensive income:
   Net unrealized appreciation of debt and
     equity securities, net of reclassification
     adjustment                                           --                --                --                --
   Net earnings                                           --                --                --           2,120,529

Total comprehensive income

Acquisition and retirement of
   4,769 shares of Common Stock                    $    (4,769)             --                --             (93,697)
Acquisition and retirement of
   342,366 shares of Class A Stock                        --            (342,366)         (841,980)       (3,985,447)
Issuance of 91,000 shares of Class A Stock
   Pursuant to stock options                              --              91,000           841,980              --
                                                   -----------       -----------       -----------       -----------
Balance as of December 31, 1998                    $   592,088         2,460,808              --          34,074,538

Comprehensive income:
   Net unrealized losses on debt and
     equity securities, net of reclassification
     adjustment                                           --                --                --                --
   Net earnings                                           --                --                --           3,013,723

Total comprehensive income

Acquisition and retirement of 7,260 shares of
  Common Stock                                    $    (7,260)             --                --            (144,658)
Acquisition and retirement of 189,221 shares
  of Class A Stock                                        --            (189,221)         (388,500)       (1,791,637)
Issuance of 15,000 shares of Class A Stock
  pursuant to investment agreement                        --              15,000           206,250              --
Issuance of 18,000 shares of Class A Stock
  Pursuant to stock options                               --              18,000           182,250              --
                                                   -----------       -----------       -----------       -----------
Balance as of December 31, 1999                    $   584,828         2,304,587              --          35,151,966
                                                   ===========       ===========       ===========       ===========


                                                   Accumulated
                                                       other           Total
                                                   comprehensive    stockholders'
                                                   income (loss)       equity
                                                   -------------       ------

Balance as of December 31, 1996                        310,916        49,702,404

Comprehensive income:
   Net unrealized losses on debt and equity
     securities, net of reclassification
     adjustment                                        (75,361)          (75,361)
   Net earnings                                           --           4,456,949
                                                                     -----------
Total comprehensive income                                             4,381,588

Acquisition and retirement of
   3,400 shares of Common Stock                           --             (69,496)
Acquisition and retirement of
   1,347,686 shares of Class A Stock                      --         (20,188,467)
Issuance of 450,000 shares
   of Class A Stock                                       --           4,500,000
Issuance of 121,000 shares of Class A Stock
   Pursuant to stock options                              --           1,251,710
                                                   -----------       -----------
Balance as of December 31, 1997                        235,555        39,577,739

Comprehensive income:
   Net unrealized appreciation of debt and
     equity securities, net of reclassification
     adjustment                                        259,937           259,937
   Net earnings                                           --           2,120,529
                                                                     -----------
Total comprehensive income                                             2,380,466

Acquisition and retirement of
   4,769 shares of Common Stock                           --             (98,466)
Acquisition and retirement of
   342,366 shares of Class A Stock                        --           (5,169,793)
Issuance of 91,000 shares of Class A Stock
   Pursuant to stock options                              --             932,980
                                                   -----------       -----------
Balance as of December 31, 1998                        495,492        37,622,926

Comprehensive income:
   Net unrealized losses on debt and
     equity securities, net of reclassification
     adjustment                                     (2,409,881)       (2,409,881)
   Net earnings                                           --           3,013,723
                                                                     -----------
Total comprehensive income                                               603,842

Acquisition and retirement of 7,260 shares of
  Common Stock                                            --            (151,918)
Acquisition and retirement of 189,221 shares
  of Class A Stock                                        --          (2,369,358)
Issuance of 15,000 shares of Class A Stock
  pursuant to investment agreement                        --             221,250
Issuance of 18,000 shares of Class A Stock
  Pursuant to stock options                               --             200,250
                                                   -----------       -----------
Balance as of December 31, 1999                     (1,914,389)       36,126,992
                                                   ===========       ===========




See Notes to Consolidated Financial Statements.

                                         ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
Years ended December 31, 1999, 1998 and 1997

                                                                         1999                1998                1997
                                                                    -------------       -------------       -------------
Cash Flows From Operating Activities:
   Net earnings                                                     $   3,013,723           2,120,529           4,456,949
   Adjustments to reconcile net earnings to net
      Cash provided by (used for) operating activities:
      Depreciation and amortization                                     1,829,646           1,412,004           1,506,013
      Net realized capital gain                                          (252,190)           (266,169)           (282,667)
      Limited partnership investment                                         --             1,429,288            (966,315)
      Deferred income taxes                                               428,918              73,041             383,771
   Changes In:
      Accrued interest receivable                                          27,978             105,830             109,597
      Receivables, net                                                    914,246           3,380,900           1,263,063
      Reinsurance recoverable                                          (1,699,948)          1,254,005             362,880
      Deferred policy acquisition costs                                   226,309             528,316             827,470
      Prepaid expenses and other assets                                   741,366             951,605             351,384
      Accounts payable and other liabilities                             (874,280)           (389,056)          1,159,290
      Collateral held                                                  (5,389,822)         (2,931,326)         (1,554,864)
      Reserves for losses and loss adjustment expenses                 (4,570,571)         (5,785,651)            940,629
      Income taxes                                                         72,165             594,431            (434,388)
      Unearned premiums                                                (1,532,967)         (3,008,724)         (2,537,483)
                                                                    -------------       -------------       -------------
          Net cash provided by (used for) operating activities         (7,065,427)           (530,977)          5,585,329
                                                                    -------------       -------------       -------------

Cash Flows From Investing Activities:
   Proceeds from investments sold or matured:
      Fixed maturities - sold                                          63,593,712          40,118,160          41,501,401
      Fixed maturities - matured                                       11,692,000          38,383,281          35,221,999
      Equity securities                                                    24,405           1,022,466             774,349
      Short-term investments                                          143,866,543          79,604,384         155,255,106
   Purchases Of:
      Fixed maturities                                                (66,790,040)        (75,373,107)        (85,168,980)
      Equity securities                                                   (24,405)         (2,060,000)         (1,727,812)
      Short-term investments                                         (131,437,187)        (60,129,984)       (140,708,282)
   Capital expenditures                                                  (344,366)           (238,454)           (154,483)
                                                                    -------------       -------------       -------------
         Net cash provided by investing activities                     20,580,662          21,326,746           4,993,298
                                                                    -------------       -------------       -------------

Cash Flows From Financing Activities:
   Borrowings under line of credit                                      9,000,000           7,000,000           5,000,000
   Repayments under line of credit                                     (9,000,000)        (12,000,000)        (13,200,000)
   Repayments on long-term debt                                       (10,907,280)        (23,812,727)         (3,594,692)
   Issuance of long-term debt                                           4,500,000          12,800,000           8,500,000
   Issuance of Class A Stock                                              162,000             696,000             882,250
   Payments for acquisition and retirement of stock                    (2,521,276)         (5,268,259)         (8,257,963)
                                                                    -------------       -------------       -------------
         Net cash used for financing activities                        (8,766,556)        (20,584,986)        (10,670,405)
                                                                    -------------       -------------       -------------

Net increase (decrease) in cash and cash equivalents                    4,748,679             210,783             (91,778)

Cash and cash equivalents, beginning of year                            2,306,232           2,095,449           2,187,227
                                                                    -------------       -------------       -------------

Cash and cash equivalents, end of year                              $   7,054,911           2,306,232           2,095,449
                                                                    =============       =============       =============



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

                  These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain re-classifications have been made to the 1998 and 1997 financial statements to conform to the classifications in 1999.

        (b)       Business

                  ACMAT operates as an insurance holding company and as an interior contractor; designing, supplying, renovating and installing interiors for commercial, industrial and institutional buildings, including asbestos abatement contracting.

                  ACMAT's Insurance Group includes United Coastal Insurance, ACSTAR and AMINS, Inc. United Coastal Insurance is an excess and surplus lines property and casualty insurer providing specialty general and environmental liability insurance to specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals, as well as professional liability insurance to architects, engineers and consultants. ACSTAR is licensed as an admitted insurer in 50 states and the District of Columbia and provides surety bonding for specialty trade, environmental remediation and asbestos abatement contractors. AMINS, Inc. is an insurance agency which acts primarily as a general agent for ACSTAR and United Coastal Insurance. United Coastal Insurance participates in a number of reinsurance arrangements with other companies on a quota share basis. These arrangements primarily cover marine and other property catastrophic risks.

                  During 1999, 1998 and 1997, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 1999 - two customers provided 51% and 24%, respectively. In 1998 - three customers provided 52%, 19% and 17%, respectively. In 1997 - four customers provided 28%, 21%, 19% and 11%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

        (c)       Investments

                  Investments are classified as "available for sale" and are reported at fair value, with unrealized gains or losses charged or credited directly to stockholders' equity.

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

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (d)      Policy Acquisition Costs

                  Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 1999, 1998 and 1997, deferrable costs capitalized were $1,997,609, $1,584,541 and $1,975,523, respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 1999, 1998 and 1997 was $2,223,918, $2,112,857 and $2,802,993,
                  respectively.

         (e)      Property and Equipment

                  Property and equipment are reported at depreciated cost. Depreciation is computed using the straight-line method at rates based upon the respective estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

         (f)      Intangibles

                  All intangibles are stated at amortized cost and are being amortized using the straight-line method. Intangibles include insurance operating licenses and goodwill, which represents the excess of cost over the fair market value of net assets acquired. These intangible assets are amortized over periods ranging from 15 to 25 years. The carrying amounts of these intangibles are regularly reviewed for indicators of other-than-temporary impairments in value.

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

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (i)      Reinsurance

                  In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best Company, Inc. Such reinsurance is applicable on a per policy basis generally to those policies with per occurrence limits in excess of $2 million up to $10 million for liability and for individual surety bonds, the Company reinsures through various layered excess of loss agreements up to $10 million on a $14.5 million bond. Reinsurance ceded also includes a facultative reinsurance treaty which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

                  Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $453,588 and $662,363 at December 31, 1999 and 1998, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                                                Premiums Written                                   Premiums Earned
                                                ----------------                                   ---------------
                                      1999             1998             1997              1999             1998            1997
                                      ----             ----             ----              ----             ----            ----
                  Direct          $8,968,024        8,324,506       12,851,647         $10,528,702     11,211,803      15,164,588
                  Assumed            124,763          528,220          686,935              97,052        656,023       1,144,017
                  Ceded           (1,002,787)        (649,109)        (858,385)         (1,211,562)      (905,163)     (1,262,761)
                                   ---------       ----------      -----------          -----------   ------------     -----------
                      Totals      $8,090,000        8,203,617       12,680,197         $ 9,414,192     10,962,663      15,045,844
                                   =========        =========       ==========          ==========     ==========      ==========


                  Ceded incurred losses and loss adjustment expenses totaled $215,292, $180,553 and $364,015 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (m)      Comprehensive Income


                  The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the years ended December 31, 1999, 1998 and 1997:


                                                                                               1999           1998          1997
                                                                                               ----           ----          ----
                 Unrealized gains (losses) on investments:
                 Unrealized holding gain (loss) arising during period net of income
                 tax expense of $224,405 and $57,163 for 1998 and 1997, respectively.      $(2,243,436)       435,609      111,199
                 Less reclassification adjustment for gains included in net earnings, net of income tax expense of $85,745, $90,497 and $96,107 for 1999,
                 1998 and 1997, respectively.                                                  166,445        175,672      186,560
                                                                                            ----------        -------      -------
                 Other comprehensive income (loss)                                         $(2,409,881)       259,937      (75,361)
                                                                                           ===========        =======      =======


         (n)      New Accounting Standards

                  Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", was issued in December 1997 and provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 became effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of this SOP did not have a material effect on the Company's results of operations or financial condition.

                  Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 became effective for financial statements for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, are not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred and therefore, the adoption of this SOP did not have a material effect on the Company's result of operations or financial condition.

         (o)      Future Accounting Standard

                  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No 137 allows entities which have not adopted SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement should not be applied retroactively to financial statements of prior periods. The Company adopted the deferral provisions of SFAS No. 137, effective January 1, 2000 and has not completed its evaluation of the effect SFAS No. 133 will have on the Company's results of operations or financial condition.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)     INVESTMENTS

        INVESTMENTS AT DECEMBER 31, 1999 AND 1998 FOLLOWS:

                                                                              AMORTIZED         ESTIMATED         CARRYING
                                                                                 COST           FAIR VALUE          VALUE
                                                                                 ----           ----------          -----
        1999
        Fixed maturities - available for sale:
        Bonds:
         States, municipalities and political subdivisions                      $37,020,634      36,607,995      36,607,995
         United States government and government agencies                        18,885,440      18,568,888      18,568,888
         Mortgage-backed securities                                               5,816,255       5,642,888       5,642,888
         Industrial and miscellaneous                                            27,568,481      27,007,149      27,007,149
                                                                                -----------      ----------      ----------
          Total fixed maturities                                                 89,290,810      87,826,920      87,826,920
        Equity securities - common stocks:
         Banks, trusts and insurance                                                  5,262          14,763          14,763
        Equity securities - redeemable preferred stocks:
         Banks, trusts and insurance                                              1,060,000         860,000         860,000
         Industrial and miscellaneous                                             1,000,000         740,000         740,000
                                                                                  ---------         -------         -------
          Total equity securities                                                 2,065,262       1,614,763       1,614,763
        Short-term investments                                                      518,557         518,557         518,557
                                                                                -----------      ----------      ----------
          Total investments                                                     $91,874,629      89,960,240      89,960,240
                                                                                ===========      ==========      ==========

        1998
        Fixed maturities - available for sale:
        Bonds:
         States, municipalities and political subdivisions                      $54,679,758      55,081,641      55,081,641
         United States government and government agencies                        18,809,228      19,005,763      19,005,763
         Mortgage-backed securities                                              24,639,206      24,795,347      24,795,347
                                                                                -----------      ----------      ----------
          Total fixed maturities                                                 98,128,192      98,882,751      98,882,751
        Equity securities - common stocks:
         Banks, trusts and insurance                                                  5,262          18,948          18,948
        Equity securities - redeemable preferred stocks:
         Banks, trusts and insurance                                              1,060,000       1,060,000       1,060,000
         Industrial and miscellaneous                                             1,000,000         982,500         982,500
                                                                                -----------      ----------      ----------
          Total equity securities                                                 2,065,262       2,061,448       2,061,448
        Short-term investments                                                   12,947,913      12,947,913      12,947,913
                                                                               ------------      ----------      ----------
          Total investments                                                    $113,141,367     113,892,112     113,892,112
                                                                               ============     ===========     ===========



         Fair value estimates are made based on quoted market prices and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         On December 31, 1999, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $9.9 million on deposit with various state regulatory authorities.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amortized cost and fair value of fixed maturities at December 31, 1999 and 1998, by effective maturity, follows:

                                                                    1999                                  1998
                                                      ------------------------------         ------------------------------
                                                       Amortized             Fair             Amortized             Fair
                                                         Cost               Value                Cost               Value
                                                         ----               -----                ----               -----
Due in one year or less                                $16,692,346        16,907,611           19,661,604        19,804,671
Due after one year through five years                   65,642,615        64,139,194           72,227,199        72,805,247
Due after five years through ten years                   3,843,840         3,719,256            5,198,529         5,225,378
Due after ten years                                      3,112,009         3,060,859            1,040,860         1,047,455
                                                       -----------       -----------          -----------        ----------
    Total                                              $89,290,810        87,826,920           98,128,192        98,882,751
                                                       ==========        ===========           ==========        ==========


          The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

          A summary of gross unrealized gains and losses at December 31, 1999 and 1998 follows:


                                             1999                             1998
                                  --------------------------       --------------------------
                                    Gains            Losses           Gains          Losses
                                    -----            ------           -----          ------
States, municipalities and
  political subdivisions          $    8,870        (421,509)         413,730         (11,847)
United States government and
  government agencies                    103        (316,655)         232,849         (36,314)
Industrial and miscellaneous            --          (173,367)            --              --
Mortgage-backed securities              --          (561,332)         156,767            (626)
                                  ----------      ----------       ----------      ----------
  Total                                8,973      (1,472,863)         803,346         (48,787)

Equity securities                      9,501        (460,000)          13,686         (17,500)
                                  ----------      ----------       ----------      ----------

  Total                           $   18,474      (1,932,863)         817,032         (66,287)
                                  ==========      ==========       ==========      ==========


(3)      INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

         A summary of net investment income for the years ended December 31, 1999, 1998 and 1997 follows:

                                        1999              1998              1997
                                    -----------       -----------       -----------
Tax-exempt interest                 $ 1,680,051         2,045,722         1,996,969
Taxable interest                      3,680,987         4,080,814         4,639,758
Dividends on equity securities          112,130            56,603            10,283
Investment expenses                     (83,436)          (45,034)         (142,294)
                                    -----------       -----------       -----------

  Net investment income             $ 5,389,732         6,138,105         6,504,716
                                    ===========       ===========       ===========


         Realized capital gains (losses) for the years ended December 31, 1999, 1998 and 1997 follows:

                                           1999           1998            1997
                                         --------       --------        --------
Fixed maturities                         $252,190        225,701         258,318
Equity securities                            --           44,653          24,349
Other                                        --           (4,185)           --
                                         --------       --------        --------

   Net realized capital gains            $252,190        266,169         282,667
                                         ========       ========        ========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gross gains of $349,413, $229,063 and $261,005 and gross losses of $97,223, $3,362 and $2,687 were realized on fixed maturity sales for the years ended December 31, 1999, 1998 and 1997, respectively. Gross gains of $0, $44,653 and $24,349 were realized on sale of equity securities for the years ended December 31, 1999, 1998 and 1997, respectively. There were no losses realized on equity security sales for the years ended December 31, 1999, 1998 and 1997.

(4)      RECEIVABLES

                  A summary of receivables at December 31, 1999 and 1998 follows:

                                                                            1999              1998
                                                                        -----------       -----------
Insurance premiums due from agents                                      $ 1,526,145         2,440,836
Receivables under construction contracts:
  Amounts billed                                                          1,335,451         2,662,501
  Recoverable costs in excess of billings on uncompleted contracts           67,885           173,324
  Billings in excess of costs on uncompleted contracts                     (489,650)       (1,957,000)
  Retainage, due on completion of contracts                                 463,959           504,857
                                                                        -----------       -----------
     Total receivables under construction contracts                       1,377,645         1,383,682
Other                                                                       114,709           170,726
                                                                        -----------       -----------
     Total receivables                                                    3,018,499         3,995,244
Less allowances for doubtful accounts                                      (195,118)         (257,617)
                                                                        -----------       -----------
     Total receivables, net                                             $ 2,823,381         3,737,627
                                                                        ===========       ===========


         The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 2000.

         Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31, 1999 and 1998 follows:

                                                       1999                       1998
                                                       ----                       ----
        Building                                    $14,912,042                 14,843,201
        Land                                            800,000                    800,000
        Equipment and vehicles                        1,255,128                  1,008,966
        Furniture and fixtures                          888,824                    892,663
                                                    -----------               ------------
                                                     17,855,994                 17,544,830
        Less accumulated depreciation                 5,180,038                  4,650,639
                                                    -----------                -----------
                                                    $12,675,956                 12,894,191
                                                    ===========                 ==========


         Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 1999 are estimated to be $651,344 for 2000, $656,144 for 2001, $660,944
         for 2002 $581,744 for 2003 and $99,600 for 2004. Rental income earned in 1999, 1998 and 1997 was $688,102, $626,730 and $561,852,
         respectively.

(6)      INTANGIBLES

         A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 1999 and 1998 follows:

                                                           1999                       1998
                                                           ----                       ----
        Insurance licenses                               $4,188,926                  4,188,926
        Goodwill                                          2,524,872                  2,524,872
                                                          ---------                  ---------
                                                          6,713,798                  6,713,798
        Less accumulated amortization                     4,145,079                  3,818,427
                                                          ---------                  ---------
                                                         $2,568,719                  2,895,371
                                                         ==========                  =========


        Intangible assets are written off when they become fully amortized.



                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                      1999                   1998                  1997
                                                      ----                   ----                  ----
         Balance at January 1                      $43,115,062             48,900,713            47,960,084
           Less reinsurance recoverable              2,224,116              3,478,121             3,841,001
                                                    ----------             ----------            ----------
         Net balance at January 1                   40,890,946             45,422,592            44,119,083

         Incurred related to:
           Current year                              3,091,120              4,508,667             5,176,030
           Prior years                              (1,418,233)            (2,321,939)             (838,778)
                                                    -----------            -----------           -----------
         Total incurred                              1,672,887              2,186,728             4,337,252

         Payments related to:
           Current year                                 81,569                 18,260                94,398
           Prior years                               7,861,837              6,700,114             2,939,345
                                                     ---------              ---------             ---------
         Total payments                              7,943,406              6,718,374             3,033,743

         Net balance at December 31                 34,620,427             40,890,946            45,422,592
           Plus reinsurance recoverable              3,924,064              2,224,116             3,478,121
                                                   -----------             ----------            ----------
         Balance at December 31                    $38,544,491             43,115,062            48,900,713
                                                   ===========             ==========            ==========



         The decrease of incurred losses and loss adjustment expenses of prior years represents a release of surety loss reserves on older years that are no longer needed and a reallocation of reserves among accident years. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

(8)      NOTES PAYABLE TO BANKS

         At December 31, 1999, the Company has a $10,000,000 bank line of credit with a financial institution. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 1999 and 1998. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period.

         The fair value of notes payable to banks approximates cost.


(9)      LONG-TERM DEBT

                  A summary of long-term debt at December 31, 1999 and 1998 follows:

                                                   1999                        1998
                                                   ----                        ----
        Term Loan due 2004                     $  4,250,000                           -
        Term Loan due 2003                                -                   5,000,000
        Senior Notes due 2005                     3,900,000                   9,000,000
        Mortgage Note due 2009                    7,242,720                   7,800,000
        Convertible Note due 2022                15,400,000                  15,400,000
                                                 ----------                  ----------
                                                $30,792,720                  37,200,000
                                                ===========                  ==========

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On September 1, 1999, the Company obtained a $4,500,000 term loan from a financial institution, which is currently payable in quarterly installments of $250,000 which commenced December 1, 1999. The interest rate is fixed at 7.25%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to replace the term loan obtained on December 9, 1998.

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

         On September 1, 1999, the Company replaced a $5,000,000, five-year term loan that was obtained from a financial institution on December 9, 1998. The loan agreements contained certain limitations on borrowings, minimum statutory capital levels and require maintenance of specified ratios. The proceeds, along with internal funds, were used to refinance existing debt which existed at December 31, 1998.

         On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options (See
         Note 12). The shares were purchased at an average price of $14.70 per share, for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 which commenced on January 31, 1998, with interest at prime rate (8-1/2%). The Company voluntarily prepaid the installments due January 31 on December 31 in both 1999 and 1998. The Company also made a voluntary prepayment of $3,600,000 on December 31, 1999. The interest rate is equal to the prime rate, however, the interest rate shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The purchase of stock in 1997 with the $12,000,000 promissory notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         The terms of the note agreements with AIG Life Insurance Company and American International Life Assurance Company of New York contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefore, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all of these covenants at December 31, 1999.

         On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated debenture to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuance. The Company can prepay the note and the Fund has the option to accept the prepayment or convert the note to stock. The Company made a voluntary principal payment of $1,100,000 on July 31, 1998. At December 31, 1999, the Company had reserved 1,400,000 shares of Class A Stock for issuance pursuant to such conversion option.

         Principal payments on long-term debt are $1,600,052, $3,143,108, $3,189,256, $2,638,716 and $1,041,724 for the years 2000 through 2004, respectively. Interest expense paid in 1999, 1998 and 1997 amounted to $3,751,313, $5,121,093 and $4,630,502, respectively.

         The fair value at December 31, 1999 of the mortgage, the term loan and the senior notes approximate carrying value. It is not practicable to estimate the fair value of convertible note at December 31, 1999 because of the complex and unique terms associated with this debt instrument.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)     INCOME TAXES

         The components of income tax expense for each year follows:

                                        1999             1998             1997
                                    ----------       ----------       ----------
        Current Taxes:
          Federal                   $  725,246          584,655        1,310,845
          State                         50,000           62,000           45,000
                                    ----------       ----------       ----------
                                       775,246          646,655        1,355,845
                                    ----------       ----------       ----------
        Deferred Taxes:
          Federal                      428,918           73,041          383,771
          State                           --               --               --
                                    ----------       ----------       ----------
                                       428,918           73,041          383,771
                                    ----------       ----------       ----------
        Total                       $1,204,164          719,696        1,739,616
                                    ==========       ==========       ==========


         The effective income tax rate, as a percentage of earnings before income taxes and minority interest follows:

                                               1999          1998          1997
                                              ------        ------        ------
        Federal statutory tax rate              34.0%         34.0%         34.0%
        State income tax                          .8           1.4            .5
        Effect of tax-exempt interest          (11.5)        (20.8)         (9.4)
        Dividend received deduction             --            (4.8)         --
        Amortization of goodwill                 2.8           3.9           1.8
        Officers life insurance premiums         2.0           2.8           1.2
        Other, net                                .5           8.8            --
                                              ------        ------        ------
          Effective income tax rate             28.6%         25.3%         28.1%
                                              ======        ======        ======



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                  1999             1998
                                                                               -----------      -----------
Deferred Tax Assets:
  Reserves for losses and loss adjustment expenses,
     Principally due to reserve discounting                                    $ 2,037,064        2,455,519
  Unearned premiums                                                                327,004          417,049
  Accounts receivable, principally due to allowance for doubtful accounts           66,340           87,590
  Unrealized losses on investments                                                 650,892             --
  State net operating loss carryforward                                          8,709,178        8,895,440
  Other                                                                             60,020           22,073
                                                                               -----------      -----------
     Total gross deferred tax assets                                            11,850,498       11,877,671
     Less valuation allowance                                                    9,360,070        8,895,440
                                                                               -----------      -----------
     Net deferred tax assets                                                   $ 2,490,428        2,982,231
Deferred Tax Liabilities:
  Plant and equipment                                                              480,019          461,970
  Deferred policy acquisition costs                                                450,085          527,030
  Unrealized gains on investments                                                     --            255,254
  Other                                                                               --              3,990
                                                                               -----------      -----------
     Total gross deferred tax liabilities                                          930,104        1,248,244
                                                                               -----------      -----------

     Net deferred tax assets                                                   $ 1,560,324        1,733,987
                                                                               ===========      ===========


         A valuation allowance is provided for the state net operating loss carryforward and the unrealized loss on investments which is not considered realizable. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 1999.

         Taxes paid in 1999, 1998 and 1997 were $703,081, $52,227 and
$1,790,253, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     PENSION AND PROFIT SHARING PLANS

         The Company and its subsidiaries maintain, for the benefit of non-union employees, a qualified thrift, profit sharing and retirement plan. Participants are required to contribute three percent of their compensation to the plan annually. The Company's contributions, established by the Board of Directors, were $85,000 in 1999, 1998 and 1997.

         The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 1999.


(12)     STOCKHOLDERS' EQUITY

         The Company has two classes of common stock; the Common Stock and the Class A Stock, each without par value. The rights of the Common Stock and the Class A Stock are identical, except with respect to voting rights. Holders of the Class A Stock are entitled to one-tenth vote per share in relation to the Common Stock, holders of which are entitled to one vote per share.

         During 1999, 1998 and 1997, ACMAT repurchased, in open market and privately negotiated transactions 7,260, 4,769, and 3,400 respectively, shares of its Common Stock at an average price of $20.93, $20.65 and $20.44 per share, respectively. The Company also repurchased during 1999, 1998 and 1997, in open market and privately negotiated transactions 189,221, 342,366 and 1,347,686, respectively, shares of its Class A Stock at an average price of $12.52, $15.10 and $14.98 per share, respectively.

         On April 1, 1999, the Company purchased a 40% interest in Allied Surety Agency, Inc. The Company issued 15,000 shares of Class A Stock for the ownership interest. The Company may issue an additional 20,000 shares of Class A Stock if certain performance goals are met by Allied Surety Agency, Inc. The purchase was a non-cash transaction and is not reflected in the Consolidated Statements of Cash Flow.

         During 1997, the Company issued 450,000 shares of Class A Stock at $10 per share pursuant to the conversion options of the Convertible Senior Notes to AIG Life Insurance Company and American International Life Assurance Company of New York, all of which was repurchased by the Company in 1997 (see Note 9). The issuance of stock pursuant to the conversion option of the Convertible Senior Notes is a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

         The stockholders have periodically approved the distribution of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                  1999             1998             1997
                                                              -----------      -----------      -----------
        Options outstanding at December 31                        274,000          292,000          383,000
        Weighted average price per share of
           options outstanding                                $      8.48      $     10.20      $      9.59
        Expiration dates                                      1/2001-7/2006    1/2001-7/2006    1/2001-7/2006
        Options exercisable at December 31                           --            292,000          383,000
        Options granted                                              --               --               --
        Options exercised or surrendered                           18,000           91,000          121,000
        Price ranges of options exercised or surrendered      $     15.25      $6.00-$8.50      $6.00-$8.50


         The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant. There were no stock options granted in 1999, 1998 or 1997, however, the exercise price of the Class A Stock options were re-priced at $7.25 on December 16, 1999.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $9,775,000 in 2000.

         The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. As of December 31, 1999, the Company does not utilize any statutory accounting practices which are not prescribed by insurance regulators that individually or in the aggregate materially affect statutory shareholders' equity.

         The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result, the NAIC issued a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. The States of Illinois and Arizona will require that, effective January 1, 2001, insurance companies domiciled in Illinois and Arizona prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Illinois and Arizona insurance commissioner. The Company has not yet determined the impact that this change will have on the statutory capital and surplus of its insurance subsidiaries.

         In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $49,130,735 and $55,124,801 at December 31, 1999 and 1998, respectively, and their statutory net income for the years ended December 31, 1999, 1998 and 1997 was $11,231,410, $12,078,378 and $12,383,045, respectively. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are excess statutory reserves over statement reserves (Schedule P Liability), carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs and deferred taxes which are recognized for GAAP only.

         Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

(13)     EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1999, 1998 and 1997:

                                                             Average
                                                              Shares       Per-Share
1999:                                        Earnings       Outstanding     Amount
-----                                        --------       -----------     ------
Basic EPS:
    Earnings available to stockholders      $3,013,723       2,961,817      $1.02

Effect of Dilutive Securities:
    Stock options                                 --            80,323
                                            ----------      ----------

Diluted EPS:
    Earnings available to stockholders      $3,013,723       3,042,140      $ .99
                                            ==========      ==========      =====
1998:
-----
Basic EPS:
    Earnings available to stockholders      $2,120,529       3,199,906      $ .66

Effect of Dilutive Securities:
    Stock options                                 --            79,029
                                            ----------      ----------

Diluted EPS:
    Earnings available to stockholders      $2,120,529       3,278,935      $ .65
                                            ==========      ==========      =====

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Average
                                                                                          Shares         Per-Share
         1997:                                                      Earnings           Outstanding        Amount
         -----                                                      --------           -----------        ------
         Basic EPS:
             Earnings available to stockholders                      $4,456,949         3,443,976          $1.29

         Effect of Dilutive Securities:
             Stock options                                                   --           128,917
             Convertible senior notes                              $     29,903            43,150
             Convertible Notes                                        $1,252,350         1,500,000
                                                                      ---------         ---------

         Diluted EPS:
             Earnings available to stockholders                      $5,739,202         5,116,043          $1.12
                                                                      =========         =========           ====


         The Convertible Notes were anti-dilutive in 1999 and 1998.

(14)     COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses respecting those actions where the Company is a defendant, has appropriate insurance reserves recorded, and does not believe that their settlement will materially affect the Company's operations or financial position.

         Many construction projects in which the Company has been engaged have included asbestos exposures which the Company believes to involve a particularly high degree of risk because of the hazardous nature of asbestos. The Company believes it has reduced the risks associated with asbestos through proper training of its employees and by maintaining general liability and workers' compensation insurance From 1986 to 1996, the Company obtained its general liability insurance from its insurance subsidiaries. Since 1996, the Company obtained its general liability insurance from unaffiliated insurance companies. Since 1989, the Company has obtained its surety bonds from its insurance subsidiary.

         The Company has, together with many other defendants, been named as a defendant in actions brought by injured or deceased individuals or their representatives based on product liability claims relating to materials containing asbestos. No specific claims for monetary damages are asserted in these actions. Although it is early in the litigation process, the Company does not believe that its exposure in connection with these cases is significant.

(15)     SEGMENT REPORTING

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

ACMAT CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:

                                                      1999              1998              1997
                                                  ------------      ------------      ------------
        Revenues:
          ACSTAR Bonding                          $  6,227,462         5,286,955         7,209,863
          United Coastal Liability Insurance         8,529,279        10,315,294        15,043,823
          ACMAT Contracting                         13,154,753        15,801,541        14,218,660
                                                  ------------      ------------      ------------
                                                  $ 27,911,494        31,403,790        36,472,346
                                                  ============      ============      ============
        Operating Earnings:
          ACSTAR Bonding                          $  2,968,882         2,314,485         2,305,342
          United Coastal Liability Insurance         4,578,802         5,176,870         8,239,017
          ACMAT Contracting                            907,228           501,712         1,224,579
                                                  ------------      ------------      ------------
                                                  $  8,454,912         7,993,067        11,768,938
                                                  ============      ============      ============

        Depreciation and Amortization:
          ACSTAR Bonding                          $    451,506           442,457           307,453
          United Coastal Liability Insurance           385,502           279,422           512,769
          ACMAT Contracting                            992,638           690,125           685,791
                                                  ------------      ------------      ------------
                                                  $  1,829,646         1,412,004         1,506,013
                                                  ============      ============      ============

        Identifiable Assets:
          ACSTAR Bonding                          $ 44,594,402        50,312,769        53,220,508
          United Coastal Liability Insurance        63,335,872        78,888,156       100,524,851
          ACMAT Contracting                         17,925,337        16,925,540        20,463,403
                                                  ------------      ------------      ------------
                                                  $125,855,611       146,126,465       176,208,762
                                                  ============      ============      ============

        Capital Expenditures:
          ACSTAR Bonding                          $    250,475             3,364               652
          United Coastal Liability Insurance             6,969            49,044            93,709
          ACMAT Contracting                             86,922           186,046            60,122
                                                  ------------      ------------      ------------
                                                  $    344,366           238,454           154,483
                                                  ============      ============      ============



        The components of revenue for each segment are as follows:

                                                                               1999             1998              1997
                                                                           -----------      -----------       -----------
           ACSTAR Bonding:
             Premiums                                                      $ 4,770,401        4,618,281         5,847,558
             Investment income, net                                          1,268,175        1,169,977           962,815
             Equity income (loss) from limited partnership investment             --           (569,343)          244,302
             Capital gains                                                      51,616           68,040            25,380
             Other                                                             137,270             --             129,808
                                                                           -----------      -----------       -----------
                                                                           $ 6,227,462        5,286,955         7,209,863
                                                                           -----------      -----------       -----------
           United Coastal Liability Insurance:
             Premiums                                                      $ 4,743,791        6,519,382         9,198,286
             Investment income, net                                          3,557,332        4,430,026         4,859,805
             Equity income (loss) from limited partnership investment             --           (832,243)          591,735
             Capital gains                                                     200,574          198,129           257,287
             Other                                                              27,582             --             136,710
                                                                           -----------      -----------       -----------
                                                                           $ 8,529,279       10,315,294        15,043,823
                                                                           -----------      -----------       -----------
           ACMAT Contracting:
             Contract revenues                                             $ 9,223,457       12,139,924        10,056,322
             Investment income, net                                             78,702           65,342            55,071
             Inter-segment revenue:
               Rental income                                                 1,258,637        1,251,299         1,251,955
               Underwriting services and agency commissions                  1,538,131        1,697,978         2,295,371
             Other                                                           1,055,826          646,998           559,941
                                                                           -----------      -----------       -----------
                                                                           $13,154,753       15,801,541        14,218,660
                                                                           -----------      -----------       -----------

ACMAT CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                                        1999               1998               1997
                                                                    ------------       ------------       ------------
         Revenue:
              Total revenue for reportable segments                 $ 27,911,494         31,403,790         36,472,346
              Inter-segment eliminations                              (2,411,245)        (2,651,517)        (2,920,211)
                                                                    ------------       ------------       ------------
                                                                    $ 25,500,249         28,752,273         33,552,135
                                                                    ============       ============       ============

         Operating Earnings:
              Total operating earnings for reportable segments      $  8,454,912          7,993,067         11,768,938
              Interest expense                                        (3,738,740)        (4,621,401)        (5,116,414)
              Intersegment interest expense                                 --              (52,774)              --
              Other operating expenses                                  (498,285)          (478,667)          (455,959)
                                                                    ------------       ------------       ------------
                                                                    $  4,217,887          2,840,225          6,196,565
                                                                    ============       ============       ============


         Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable selling, general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable selling, general and administrative expenses. The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

(16)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                  A summary of the unaudited quarterly results of operations for 1999 and 1998 follows:

                                         MARCH 31         JUNE 30       SEPTEMBER 30    DECEMBER 31
                                         --------         -------       ------------    -----------
1999

        Operating Revenues              $6,575,571       6,265,327       7,002,716        5,656,65
                                        ----------      ----------      ----------      ----------

        Operating Earnings              $2,108,544       2,119,645       2,033,631       1,694,807
                                        ----------      ----------      ----------      ----------

        Net Earnings                    $  881,058         894,276         683,046         555,343
                                        ----------      ----------      ----------      ----------

        Basic Earnings Per Share        $      .30             .30             .23             .19
                                        ----------      ----------      ----------      ----------

        Diluted Earnings Per Share      $      .26             .27             .22             .19
                                        ----------      ----------      ----------      ----------

1998

        Operating Revenues              $7,402,497       6,963,358       7,504,575       6,881,843
                                        ----------      ----------      ----------      ----------

        Operating Earnings              $2,608,244       1,990,413       1,199,983       1,662,986
                                        ----------      ----------      ----------      ----------

        Net Earnings                    $1,003,526         620,254          66,538         430,211
                                        ----------      ----------      ----------      ----------

        Basic Earnings Per Share        $      .30             .19             .02             .14
                                        ----------      ----------      ----------      ----------

        Diluted Earnings Per Share      $      .27             .19             .02             .14
                                        ----------      ----------      ----------      ----------



Note: Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses.

Schedule I
                       ACMAT CORPORATION AND SUBSIDIARIES


                  Condensed Financial Information of Registrant

                  As of December 31, 1999 and 1998 and for the

                  years ended December 31, 1999, 1998 and 1997



The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 1999 and 1998 and its condensed statements of earnings and cash flows for the years ended December 31, 1999, 1998 and 1997.

                                 BALANCE SHEETS

                                    Assets                         1999             1998
                                                               -----------      -----------
Current assets:
      Cash                                                     $ 2,418,839      $   396,430
      Receivables                                                1,486,959        1,549,013
      Other current assets                                          94,249          150,984
                                                               -----------      -----------
                     Total current assets                        4,000,047        2,096,427

Property and equipment, net                                     12,289,154       12,671,837
Investments in and advance from subsidiaries                    51,721,904       61,652,491
Intangibles                                                        394,959          518,135
Other assets                                                     1,701,635        1,731,203
                                                               -----------      -----------
                                                               $70,107,699      $78,670,093
                                                               ===========      ===========


                     Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt                        $ 1,600,052        1,559,871
      Other current liabilities                                  3,187,987        3,847,167
                                                               -----------      -----------
                     Total current liabilities                   4,788,039        5,407,038
Long-term debt                                                  29,192,668       35,640,129
                                                               -----------      -----------
Total liabilities                                               33,980,707       41,047,167

Commitments and contingencies
Stockholders' equity                                            36,126,992       37,622,926
                                                               -----------      -----------
                                                               $70,107,699      $78,670,093
                                                               ===========      ===========




See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS


                                                                    1999              1998              1997
                                                                    ----              ----              ----
Contract revenues                                               $ 9,223,457        12,139,924        10,056,322
Cost of contract revenues                                         8,361,408        11,810,879         9,331,103
                                                                -----------       -----------       -----------
        Gross profit                                                862,049           329,045           725,219


Selling, general and administrative expenses                      4,206,660         3,841,623         3,982,916
                                                                -----------       -----------       -----------
        Operating loss                                           (3,344,611)       (3,512,578)       (3,257,697)


Interest expense                                                 (3,738,740)       (4,674,175)       (5,116,414)
Interest income                                                      78,622            46,854            43,101
Underwriting fees                                                 1,214,697         1,260,399         1,718,281
Other income                                                      2,335,099         1,898,297         1,811,896
                                                                -----------       -----------       -----------
        Loss before income taxes and equity in net
              earnings of subsidiaries                           (3,454,933)       (4,981,203)       (4,800,833)


Income tax benefit                                               (1,010,000)       (1,435,000)       (1,500,000)
                                                                -----------       -----------       -----------

        Loss before equity in net earnings of subsidiaries       (2,465,569)       (3,546,203)       (3,300,833)

Equity in net earnings of subsidiaries                            5,479,292         5,666,732         7,757,782
                                                                -----------       -----------       -----------

        Net earnings                                            $ 3,013,723         2,120,529         4,456,949
                                                                ===========       ===========       ===========




See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS


Cash flows from operating activities:

                                                                     1999               1998               1997
                                                                     ----               ----               ----
          Net earnings                                          $  3,013,723          2,120,529          4,456,949
          Depreciation and amortization                              990,461            688,862            684,521
          Equity in undistributed earnings of subsidiaries        (5,479,292)        (5,666,732)        (7,757,782)
          (Increase) decrease in accounts receivable                  62,054          1,404,622           (839,594)
          (Increase) decrease in other assets                        (51,879)           787,299            149,711
          Increase (decrease) in other liabilities                  (659,180)           159,662            122,424
                                                                ------------       ------------       ------------
                 Net cash used for operating activities           (2,124,113)          (505,758)        (3,183,771)
                                                                ------------       ------------       ------------

Cash flows from investing activities:
          Capital expenditures                                       (86,922)          (186,046)           (60,122)
          Decrease in investment in subsidiaries                  13,000,000         20,851,120         13,714,452
                                                                ------------       ------------       ------------
                 Net cash provided by investing activities        12,913,078         20,665,074         13,654,330

Cash flows from financing activities:
          Borrowings under lines of credit                         9,000,000          7,000,000          5,000,000
          Repayments of lines of credit                           (9,000,000)       (12,000,000)       (13,200,000)
          Repayment of long-term debt                            (10,907,280)       (23,812,727)        (3,594,692)
          Issuance of long-term debt                               4,500,000         12,800,000          8,500,000
          Issuance of Class A stock, net of taxes                    162,000            696,000            882,250
          Payments for acquisition and retirement of stock        (2,521,276)        (5,268,259)        (8,257,963)
                                                                ------------       ------------       ------------
                 Net cash used for financing activities           (8,766,556)       (20,584,986)       (10,670,405)
                                                                ------------       ------------       ------------

Net increase (decrease) in cash                                    2,022,409           (425,670)          (199,846)

Cash, beginning of year                                              396,430            822,100          1,021,946
                                                                ------------       ------------       ------------

Cash, end of year                                               $  2,418,839            396,430            822,100
                                                                ============       ============       ============





See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                         Condensed Financial Information
                     Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 1999 Annual Report.

(1)      SUPPLEMENTAL CASH FLOW INFORMATION

         Income taxes received from subsidiaries during the years ended December 31, 1999, 1998 and 1997 were $1,157,813, $2,355,403, and $112,995, respectively. Interest paid during the years ended December 31, 1999, 1998 and 1997 was $3,751,313, $5,173,867, and $4,630,502, respectively.
         Interest paid in 1998 included $52,774 paid to subsidiaries for intercompany loans.

 (2)     LONG-TERM DEBT

         A summary of long-term debt at December 31, 1999 and 1998 follows:

                                                         1999                        1998
                                                         ----                        ----
        Term Loan Due 2004                            $ 4,250,000                         --
        Term Loan Due 2003                                     --                  5,000,000
        Senior Notes Due 2005                           3,900,000                  9,000,000
        Mortgage Note Due 2008                          7,242,720                  7,800,000
        Convertible Note Due 2022                      15,400,000                 15,400,000
                                                       ----------                 ----------
                                                      $30,792,720                $37,200,000
                                                       ==========                 ==========


         See Note 9 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 2000 to 2004 and thereafter.

(3)      INCOME TAXES

         See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

(4)      COMMITMENTS AND CONTINGENCIES

         See Note 14 to the Consolidated Financial Statements in the Annual Report for a description of the commitments and contingencies.

                                                                     SCHEDULE II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1999, 1998 and 1997

                      Balance          Additions
                        at             charged                           Balance
                      beginning        to costs                            At
                        of               and                             end of
   Description        period           expenses       Deductions (a)     period
                      ------           --------       --------------     ------
  Allowance for
doubtful accounts:

        1999         $257,617          180,000          242,499          195,118
                     ========         ========         ========         ========


        1998         $309,746          293,149          345,278          257,617
                     ========         ========         ========         ========


        1997         $322,406          620,000          632,660          309,746
                     ========         ========         ========         ========





(a) Deductions represent accounts written off.

ACMAT CORPORATION AND SUBSIDIARIES                                   Schedule V

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 1999, 1998 and 1997


                                                  Discount Ded.
                                Reserves for       from Unpaid
                  Deferred      Unpaid Losses        Losses
 Affiliation       Policy         and Loss          and Loss
     with       Acquisition      Adjustment        Adjustment            Unearned         Earned
  Registrant       Costs          Expenses          Expenses             Premiums        Premiums
  ----------       -----          --------          --------             --------        --------

      1999      $  692,351      27,889,335              --               3,290,024       4,743,791
                ==========      ==========          ==========          ==========      ==========

      1998      $1,004,850      31,471,445              --               4,650,438       6,519,382
                ==========      ==========          ==========          ==========      ==========

      1997      $1,432,358      35,994,240              --               6,846,846       9,198,286
                ==========      ==========          ==========          ==========      ==========


ACSTAR Bonding:
      1999      $  631,429      12,571,156              --               2,193,118       4,770,401
                ==========      ==========          ==========          ==========      ==========

      1998      $  545,239      14,512,333              --               2,889,186       4,618,281
                ==========      ==========          ==========          ==========      ==========

      1997      $  646,047      16,093,222              --               3,587,126       5,847,558
                ==========      ==========          ==========          ==========      ==========


                                Losses & Loss    Adjustment     Amortization        Paid
                                  Expenses       Incurred       of Deferred        Losses
  Affiliation      Net           Related          to              Policy          and Loss
      with      Investment       -------         -----------     Acquisition      Adjustment       Premiums
  Registrant      Income        Current Year     Prior Years        Costs         Expenses         Written
  ----------      ------        ------------     -----------        -----         --------         -------
United Coastal Liability Insurance:
      1999        3,557,332       1,660,000        (225,633)       1,528,179       5,315,006       3,544,657
                 ==========      ==========      ==========       ==========      ==========      ==========

      1998        4,430,026       3,123,183      (1,167,367)       1,852,218       6,572,054       4,351,983
                 ==========      ==========      ==========       ==========      ==========      ==========

      1997        4,859,805       3,421,762        (662,276)       2,564,959       3,011,873       7,026,051
                 ==========      ==========      ==========       ==========      ==========      ==========


ACSTAR Bonding:
      1999        1,268,175       1,431,120      (1,192,600)       1,543,783       2,669,290       4,645,343
                 ==========      ==========      ==========       ==========      ==========      ==========

      1998        1,169,977       1,385,484      (1,154,572)       1,225,718         146,320       4,026,634
                 ==========      ==========      ==========       ==========      ==========      ==========

      1997          962,815       1,754,268        (176,502)       1,605,140          21,870       5,654,146
                 ==========      ==========      ==========       ==========      ==========      ==========

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

             NAME                         AGE      DIRECTOR      POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
                                                   SINCE         DURING LAST FIVE YEARS, INCLUDING OCCUPATION
    HENRY W. NOZKO, SR. (1)               80           1951      Chairman of the Board, President and Chief Executive
                                                                 Officer of the Company.  Chairman of the Board and
                                                                 Director of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc. and ACSTAR Insurance Company.
                                                                 Co-Chief Executive Officer of United Coastal
                                                                 Insurance Company.

    HENRY W. NOZKO, JR. (1)                53          1971      Executive Vice President, Chief Operating Officer,
                                                                 and Treasurer of the Company.  Member of the Audit
                                                                 Committee.  President, Co-Chief Executive Officer and
                                                                 Treasurer of United Coastal Insurance Company.
                                                                 President and Treasurer of ACSTAR Holdings, Inc. and
                                                                 ACSTAR Insurance Company.  Member, Boards of
                                                                 Directors of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc., ACSTAR Insurance Company.

    VICTORIA C. NOZKO (1)                  81          1982      Housewife during past five years.  Member of the
                                                                 Audit Committee.

    JOHN C. CREASY                         80          1987      Retired Chief Executive Officer of Danbury Hospital,
                                                                 Member, Board of United Coastal Insurance Company.
                                                                 Member of the Compensation Committee and Audit
                                                                 Committee.

    ARTHUR R. MOORE                        66         1999       Former General President of Sheet Metal Workers'
                                                                 International Association.

    ALFRED T. ZLOTOPOLSKI                  53         1999       General Secretary-Treasurer of the Sheet Metal
                                                                 Workers' International Association as of March 1,
                                                                 1999. Previously was the Business Manager and
                                                                 President of Local 36 of the Sheet Metal Workers'
                                                                 International Association.


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

NAME                       AGE        OFFICES HELD
----                       ---        ------------
Henry W. Nozko, Sr.         80        President, Chief Executive
                                      Officer, Director and
                                      Chairman of the Board
                                      since 1951.

Henry W. Nozko, Jr.         53        Executive Vice President since
                                      1982. Treasurer since 1973.
                                      Director since 1971, and Chief
                                      Operating Officer since 1985.

Robert H. Frazer            53        Vice President since 1982.
                                      Secretary since 1992. General
                                      Counsel since 1977.

Michael P. Cifone           41        Vice President-Finance since
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


NAME AND PRINCIPAL POSITION            ANNUAL COMPENSATION (A)                       ALL OTHER
                                      YEAR         SALARY            BONUS        COMPENSATION (B)
Henry W. Nozko, Sr.                   1999        $447,200         $395,000           $10,532
Chairman, President                   1998        $447,200               --           $12,238
And Chief Executive Officer           1997        $430,000        $  86,000           $10,591


Henry W. Nozko, Jr.                   1999        $322,500         $315,000           $10,430
Executive Vice President and Chief    1998        $322,500               --           $12,120
Operating Officer                     1997        $310,000          $62,000           $10,488


Robert H. Frazer, Esq.                1999        $171,600          $25,000           $10,392
Vice President, Secretary and         1998        $171,600               --           $12,075
General Counsel                       1997        $165,000          $33,000           $10,450


Michael P. Cifone                     1999        $150,000         $155,000           $10,289
Vice President-Finance                1998        $114,400               --           $10,202
                                      1997        $110,000          $22,000           $ 9,253



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

(B) The amounts shown in this column represent contributions made by the Company to the Company's Thrift, Profit Sharing and Retirement Plan ("Plan"). The Plan provides that all nonunion employees employed on a full time or part time salaried basis are eligible to participate on the first day of January or July after twelve consecutive months of employment. The Company contributes amounts, as determined by the Board of Directors, to be allocated among the participants according to a formula based upon the employee's years of service and compensation. A participant becomes vested at the rate of 20% per year commencing after two years of service.

       The following table provides information on options during 1999 by the named Executive Officers and the value of their unexercised options at December 31, 1999. No options were granted in 1999.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END 1999 OPTION VALUES

                                             Number of
                                            Unexercised           Value of Unexercised
                                             Options at            In-the-Money Options
Name                                        12/31/99 (1)                at 12/31/99 (2)
----                                       ------------           --------------------
Henry W. Nozko, Sr.
    - ACMAT Class A Stock Options             46,000                         -
    - ACMAT Common Stock Options              50,000                   412,500

Henry W. Nozko, Jr.
    - ACMAT Class A Stock Options             46,000                         -
    - ACMAT Common Stock Options              50,000                   412,500

Robert H. Frazer
    - ACMAT Class A Stock Options             35,000                         -

Michael P. Cifone
    - ACMAT Class A Stock Options             10,000                         -



(1) Represents the number of options held at year end. All options were exercisable at December 31, 1999.

(2) Represents the total gain that would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.



                           TEN-YEAR OPTION REPRICINGS

                                                                                                         Length of
                                           Number of                                                     Original
                                           Securities      Market Price      Exercise                    Option Term
                                           Underlying      Of Stock at       Price At      New           Remaining at
                                           Options         Time of           Time of       Exercise      Date of
Name                           Date        Repriced        Repricing         Repricing     Price         Repricing
----                           ----        ----------      ------------      ---------     -----         ---------
Henry W. Nozko, Sr.            12/16/99      46,000          $7.25              $11.50       $7.25       79 months

Henry W. Nozko, Jr.            12/16/99      15,000          $7.25               $8.50       $7.25       57 months
                               12/16/99      26,000          $7.25              $11.50       $7.25       79 months

Robert H. Frazer               12/16/99      35,000          $7.25               $8.50       $7.25       57 months

Michael P. Cifone              12/16/99      10,000          $7.25               $8.50       $7.25       57 months


On December 16, 1999, the Board of Directors repriced the outstanding options at the current market price of the Class A Stock at $7.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 1, 2000, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:


                                                                                  PERCENTAGE            PERCENTAGE
                                      CLASS             NUMBER OF SHARES           OF CLASS              OF TOTAL
          BENEFICIAL OWNER           OF STOCK         BENEFICIALLY OWNED (1)      OUTSTANDING        VOTING POWER (14)
          ----------------           --------         ----------------------      ------------       -----------------
Henry W. Nozko, Sr                    Common               432,000(4)                 69.61%              49.35%
                                      Class A               51,000(3)                  2.18
Henry W. Nozko, Jr                    Common               191,274(2)(4)              30.82               23.49
                                      Class A              167,074(2)(5)               7.16
Victoria C. Nozko                     Class A               42,000(6)                  1.82                 .50
John C. Creasy                        Common                 3,300                      .58                 .62
                                      Class A               18,453(7)                   .80
Sheet Metal Workers'
National Pension Fund                 Class A            1,400,000(8)                 37.96               14.42
Franklin Resources, Inc.              Class A              445,000(9)                 19.44                5.35
First Manhattan Co.                   Class A              208,913(10)                 9.13                2.51
Queensway Financial
   Holdings Limited                   Class A              454,050(11)                19.84                5.46
Investment Counselor of
Maryland, Inc.                        Class A              175,000(12)                 7.65                2.11
EQSF Advisors, Inc.                   Class A              200,678(13)                 8.77                2.41
All Directors and
Officers (8 persons)
As a Group                            Common               626,574                    93.44               69.53
                                      Class A              324,242                    13.20


(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.
(2) Does not include 24,250 shares of Class A Stock and 7,500 shares of Common Stock held by Mr. Nozko, Jr. as custodian for his minor child nor 500 shares of Class A Stock and 4,750 shares of Common Stock held by his wife, Gloria C. Nozko.
(3)      Includes options to purchase 46,000 shares of Class A Stock.
(4)      Includes options to purchase 50,000 shares of Common Stock.
(5)      Includes options to purchase 45,000 shares of Class A Stock.
(6)      Includes options to purchase 15,000 shares of Class A Stock.
(7)      Includes options to purchase 16,500 shares of Class A Stock.
(8) Assumes the full conversion of $15,400,000 principal amount of 11.5% Convertible Note into 1,400,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.
(9) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404
(10)     Address of First Manhattan Co. is 437 Madison Avenue, New York, NY
         10022.
(11) Address of Queensway Financial Holdings Limited is 90 Adelaide Street West, Toronto, Ontario M5H3V9.
(12) Address of Investment Counselor's of Maryland, Inc. is 803 Cathedral Street, Baltimore, MD 21201.
(13)     Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
         10017-2023.
(14) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

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

American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded approximately $270,000 in reinsurance premiums in the year ended December 31, 1999.

Other Relationships

During the year ended December 31, 1999, the Company paid to Dr. Arthur Cosmas $134,790 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. Consolidated Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report

                  Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements - December 31, 1999, 1998 and 1997

                  2. Financial Statement Schedules

                  Consolidated Schedules included in Part II of this Report-Years ended December 31, 1999, 1998 and 1997:

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

(b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fourth quarter of 1999.

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

(4b) Promissory Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-k for the year ended December 31, 1998 is incorporated by reference.

(4c) Open-end Mortgage Deed and Security Agreement between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(c).

(4d) Commercial Credit Agreement between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(d).

(4e) Revolving Credit Note between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(e).

(4f) Term Note between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(f). (10a) Annual Management Compensation Plan filed as an Exhibit to the Company's 1984 Form 10-K is incorporated herein by reference.

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




                                            ACMAT CORPORATION


      Dated:  March 30, 2000                By:/s/ Henry W. Nozko, Sr.
                                               ------------------------------
                                            Henry W. Nozko, Sr., President
                                            and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     Chairman of the Board,
                                                     President, Chief Executive
       /s/ Henry W. Nozko, Sr                        Officer and Director                        March 30, 2000
      -------------------
      Henry W. Nozko, Sr.



                                                     Chief Operating Officer,
                                                     Executive Vice President
       /s/ Henry W. Nozko, Jr.                       Treasurer and Director                      March 30, 2000
      -------------------
      Henry W. Nozko, Jr.



                                                     Vice President - Finance
                                                     (Principal Financial and
       /s/ Michael P. Cifone                         Accounting Officer)                         March 30, 2000
      -------------------
      Michael P. Cifone



       /s/ Victoria C. Nozko                         Director                                    March 30, 2000
      -------------------
      Victoria C. Nozko



       /s/ John C. Creasy                             Director                                   March 30, 2000
      -------------------
      John C. Creasy

                                INDEX TO EXHIBITS

Regulation S-K Exhibit                    Page Number
----------------------                    -----------
    Exhibit 3                       -  Bylaws                                                    Incorporated by
                                                                                                 Reference

    Exhibit 3a                      -  Certificate of Incorporation
                                        as amended May 1, 1991                                   Incorporated by
                                                                                                 Reference

    Exhibit 4b                      -  Promissory Note between ACMAT
                                        and Webster Bank                                         Incorporated by
                                                                                                 Reference

    Exhibit 4c                      -  Open-end Mortgage Deed/Security
                                        Agreement between ACMAT and
                                        Webster Bank.                                            Incorporated by
                                                                                                 Reference

    Exhibit 4d                      -  Commercial Credit Agreement between
                                        ACMAT and Webster Bank                                   Page 58

    Exhibit 4e                      -  Revolving Credit Note between ACMAT
                                        and Webster Bank                                         Page 96

    Exhibit 4f                      -  Term Note between ACMAT and Webster Bank                  Page 101

    Exhibit 10a                     -  Annual Management                                         Incorporated by
                                       Compensation Plan                                         Reference


    Exhibit 10b                     -  Stock Purchase and Note Agreement                         Incorporated by
                                        between ACMAT Corporation                                Reference
                                        and The Sheet Metal Workers'
                                        National Pension Fund

    Exhibit 21                      -  Subsidiaries of ACMAT                                     Page 106

    Exhibit 27                      -  Financial Data Schedule                                   Page 107