Form 10-Q
period 2000-03-31
ACMAT CORP
filed 2000-05-15
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from            to
                                   ----------     -----------


Commission file number  0-6234

                                ACMAT CORPORATION

Connecticut                                              06-0682460
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

                                    Yes  X   No
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                       Shares outstanding
Title of Class                                                         at April 30, 2000
--------------                                                          ---------------
Common Stock                                                                   570,568
Class A Stock                                                                2,288,527

TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION                                                    PAGE
   Item 1. Financial Statements
         Consolidated Balance Sheets                                                3
         Consolidated Statements of Earnings                                        4
         Consolidates Statements of Stockholders' Equity                            5
         Consolidated Statements of Cash Flows                                      6
         Notes to Consolidated Financial Statements                                 7

   Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             11

Part II  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                       15

Signatures                                                                         16

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                             March 31,               December 31,
Assets                                                                                         2000                      1999
------                                                                                         ----                      ----

Investments:
   Fixed maturities-available for sale at fair value (Cost of $85,708,449 in 2000
   and $89,290,810 in 1999)                                                             $  83,517,852           87,826,920
   Equity securities, at fair value (Cost of $2,065,262 in 2000 and 1999)                   1,648,992            1,614,763
   Short-term investments, at cost which approximates fair value                            3,259,798              518,557
                                                                                        -------------        -------------
     Total investments                                                                     88,426,642           89,960,240
Cash and cash equivalents                                                                   5,817,113            7,054,911
Accrued interest receivable                                                                 1,372,688            1,324,356
Receivables, net                                                                            3,995,181            2,823,381
Reinsurance recoverable                                                                       820,823            3,924,064
Income tax refund receivable                                                                  342,726              173,465
Prepaid expenses                                                                              173,200              106,049
Deferred income taxes                                                                       1,156,443            1,560,324
Property & equipment, net                                                                  12,662,485           12,675,956
Deferred policy acquisition costs                                                           1,711,652            1,323,780
Other assets                                                                                2,698,303            2,360,366
Intangibles, net                                                                            2,487,056            2,568,719
                                                                                        -------------        -------------
                                                                                          121,664,312        $ 125,855,611
                                                                                        =============        =============
Liabilities & Stockholders' Equity

Accounts payable                                                                            2,106,259            1,923,081
Reserves for losses and loss adjustment expenses                                           32,841,646           38,544,491
Unearned premiums                                                                           6,472,586            5,262,468
Collateral held                                                                            11,019,226           11,954,554
Accrued liabilities                                                                         2,428,208            1,251,305
Long-term debt                                                                             30,397,006           30,792,720
                                                                                        -------------        -------------
     Total liabilities                                                                     85,264,931           89,728,619

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 570,568 and
584,828 shares issued and outstanding)                                                        570,568              584,828
   Class A Stock (No par value; 10,000,000 shares authorized; 2,288,527 and
2,304,587 shares issued and outstanding)                                                    2,288,527            2,304,587
   Retained earnings                                                                       35,353,023           35,151,966
   Accumulated other comprehensive income (loss)                                           (1,812,737)          (1,914,389)
                                                                                        -------------        -------------
   Total stockholders' equity                                                              36,399,381           36,126,992
                                                                                        -------------        -------------
                                                                                        $ 121,664,312          125,855,611
                                                                                        =============        =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 2000 and 1999


                                                   2000                1999
                                                   ----                ----
Earned premiums                                $ 2,348,474          2,389,449
Contract revenues                                2,512,810          2,483,676
Investment income, net                           1,142,554          1,367,038
Net realized capital gains (losses)               (108,554)           159,161
Other income                                       186,023            176,247
                                               -----------        -----------
                                                 6,081,307          6,575,571
                                               -----------        -----------

Cost of contract revenues                        2,364,230          2,228,345
Losses and loss adjustment expenses                441,660            470,701
Amortization of policy acquisition costs           391,679            357,783
General and administrative expenses              1,264,548          1,410,198
Interest expense                                   746,410            913,656
                                               -----------        -----------
                                                 5,208,527          5,380,683
                                               -----------        -----------

Earnings before income taxes                       872,780          1,194,888

Income taxes
   Federal                                         242,473            293,830
   State                                            20,000             20,000
                                               -----------        -----------
                                                   262,473            313,830
                                               -----------        -----------


Net earnings                                   $   610,307            881,058
                                               ===========        ===========




Basic Earnings Per Share                       $       .21                .30

Diluted Earnings Per Share                     $       .21                .26

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             March 31, 2000 and 1999



                                                 Common                         Additional
                                                stock par    Class A stock        paid-in
                                                  value        par value          capital
                                                  -----        ---------          -------
Balance as of December 31, 1998                $   592,088       2,460,808              --

Comprehensive income:
   Net unrealized losses on debt and
    equity securities                                   --              --              --
   Net earnings                                         --              --              --

Total comprehensive income
Acquisition and retirement of 2,180 shares
of Common Stock                                     (2,180)             --              --

Acquisition and retirement of 89,000 shares
of Class A Stock                                                   (89,000)       (144,000)

Issuance of 18,000 Shares of Class A Stock
   pursuant to stock options                            --          18,000         144,000
                                               -----------     -----------     -----------

Balance as of March 31, 1999                   $   589,908       2,389,808              --
                                               ===========     ===========     ===========

Balance as of December 31, 1999                $   584,828       2,304,587              --

Comprehensive income:
   Net unrealized gains on debt and
    equity securities                                   --              --              --
   Net earnings                                         --              --              --

Total comprehensive income
Acquisition and retirement of 14,260 shares
of Common Stock                                    (14,260)             --              --

Acquisition and retirement of 16,060 shares
 of Class A Stock                                       --         (16,060)       (152,570)
                                               -----------       ---------        --------
Balance as of March 31, 2000                   $   570,568       2,288,527              --
                                               ===========       =========        ========




                                                             Accumulated
                                                                other             Total
                                              Retained       comprehensive     stockholders'
                                              earnings       income (loss)         equity
                                              --------       -------------         ------
Balance as of December 31, 1998                 34,074,538         495,492      37,622,926

Comprehensive income:
   Net unrealized losses on debt and
    equity securities                                   --        (252,201)       (252,201)
   Net earnings                                    881,058              --         881,058

Total comprehensive income                                                         628,857
Acquisition and retirement of 2,180 shares
of Common Stock                                    (42,783)                        (44,963)


Acquisition and retirement of 89,000 shares
of Class A Stock                                (1,036,499)                     (1,269,499)

Issuance of 18,000 Shares of Class A Stock
   pursuant to stock options                            --              --         162,000
                                                ----------      ----------      ----------


Balance as of March 31, 1999                    33,876,314         243,291      37,099,321
                                                ==========      ==========      ==========

Balance as of December 31, 1999                 35,151,966      (1,914,389)     36,126,992

Comprehensive income:
   Net unrealized gains on debt and
    equity securities                                   --         101,652         101,652
   Net earnings                                    610,307              --         610,307

Total comprehensive income                                                         711,959
Acquisition and retirement of 14,260 shares
of Common Stock                                   (256,680)             --        (270,940)

Acquisition and retirement of 16,060 shares
 of Class A Stock                                 (152,570)             --        (168,630)
                                                ----------      ----------      ----------
Balance as of March 31, 2000                    35,353,023      (1,812,737)     36,399,381
                                                ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999

                                                                            2000               1999
                                                                            ----               ----
Cash flows from operating activities:
   Net earnings                                                        $   610,307            881,058
   Adjustments to reconcile net earnings to net cash provided by
     (used for) operating activities:
     Depreciation and amortization                                         417,613            434,530
     Net realized capital (gains) losses                                   108,554           (159,161)
   Changes in:
Accrued interest receivable                                                (48,332)            86,687
Reinsurance recoverable                                                  3,103,241            (71,116)
Receivables, net                                                        (1,171,800)           798,567
Deferred policy acquisition costs                                         (387,872)          (134,333)
Prepaid expenses and other assets                                         (431,113)          (483,296)
Accounts payable and accrued liabilities                                 1,360,081            664,416
Cash collateral held                                                      (935,328)           554,494
Reserves for losses and loss adjustment expenses                        (5,702,845)           220,386
Income taxes, net                                                          240,934            301,558
Unearned premiums                                                        1,210,118            381,846
                                                                       -----------        -----------
   Net cash provided by (used for) operating activities                 (1,626,442)         3,475,636
                                                                       -----------        -----------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
   Fixed maturities-sold                                                 4,986,176         16,652,198
   Fixed maturities-matured                                              1,646,000            430,000
   Short-term investments                                                  363,562         50,893,522
Purchases of:
   Fixed maturities                                                     (2,530,101)       (19,523,750)
   Short-term investments                                               (3,104,803)       (46,781,210)
Capital expenditures                                                      (136,906)           (21,688)
                                                                       -----------        -----------
     Net cash provided by investing activities                           1,223,928          1,649,072
                                                                       -----------        -----------

Cash flows from financing activities:
   Borrowings under lines of credit                                             --          2,980,000
   Repayments on long-term debt                                           (395,714)          (387,538)
   Issuance of Class A Stock                                                    --            162,000
   Payments for acquisition & retirement of stock                         (439,570)        (1,314,462)
                                                                       -----------        -----------
     Net cash provided by (used for) financing activities                 (835,284)         1,440,000
                                                                       -----------        -----------

Net increase (decrease) in cash and cash equivalents                    (1,237,798)         6,564,708

Cash and cash equivalents at beginning of period                         7,054,911          2,306,232
                                                                       -----------        -----------

Cash and cash equivalents at end of period                             $ 5,817,113          8,870,940
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2000 and 1999.

                                                                    Average
                                                                    Shares            Per-Share
         2000:                                       Earnings       Outstanding       Amount
         -----                                       --------       -----------       ------
Basic EPS:
         Earnings available to stockholders       $  610,307        2,860,095       $   .21

Effect of Dilutive Securities:

         Stock options                                    --           43,506
                                                  ----------        ---------
Diluted EPS:
         Earnings available to stockholders       $  610,307        2,903,601       $   .21
                                                  ==========        =========       =======


1999:
Basic EPS:
         Earnings available to stockholders       $  881,058        2,985,868       $   .30

Effect of Dilutive Securities:
         Stock options                                    --           72,601
         Convertible Note                            292,215        1,400,000
                                                  ----------        ---------
Diluted EPS:
         Earnings available to stockholders       $1,173,273        4,458,469       $   .26
                                                  ==========        =========       =======


         The Convertible Notes were anti-dilutive in 2000.

(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 2000 and 1999 was $27,854 and $12,270, respectively. Interest paid for the three months ended March 31, 2000 and 1999 was $218,234 and $296,532, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2000 and 1999:

                                                                                                  2000               1999
                                                                                                  ----               ----
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period, net of income tax (benefit)
 of ($75,807) for 1999.                                                                         $  30,006         (147,155)
Less reclassification adjustment for gains (losses)  included in net income, net of
income tax expense (benefit) of ($36,908) and $54,115 for 2000 and 1999,                          (71,646)         105,046
                                                                                                ---------         --------
respectively
Other comprehensive income (loss)                                                               $ 101,652         (252,201)
                                                                                                =========         ========


(5) Future Accounting Standard

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

(6) Segment Reporting

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

  The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 2000 and 1999 is summarized as follows:

                                             2000               1999
                                             ----               ----

Revenues:
ACSTAR Bonding                           $  1,647,636          1,328,393
United Coastal Liability Insurance          1,654,626          2,429,098
ACMAT Contracting                           3,602,710          3,558,776
                                         ------------       ------------
                                         $  6,904,972          7,316,267
                                         ============       ============
Operating Earnings:
ACSTAR Bonding                           $    710,218            616,454
United Coastal Liability Insurance            688,062          1,259,444
ACMAT Contracting                             329,011            330,883
                                         ------------       ------------
                                         $  1,727,291          2,206,781
                                         ============       ============

Depreciation and Amortization:
ACSTAR Bonding                           $    133,425             94,881
United Coastal Liability Insurance            102,294             71,326
ACMAT Contracting                             181,894            268,343
                                         ------------       ------------
                                         $    417,613            434,530
                                         ============       ============

Identifiable Assets:
ACSTAR Bonding                           $ 43,013,935         51,891,552
United Coastal Liability Insurance         61,434,386         82,704,627
ACMAT Contracting                          17,215,991         15,590,422
                                         ------------       ------------
                                         $121,664,312        150,186,601
                                         ============       ============


The components of revenue for each segment for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                           2000                 1999
                                                           ----                   ----
ACSTAR Bonding:
  Premiums                                             $ 1,284,806            984,533
  Investment income, net                                   344,529            340,132
  Other                                                     18,301              3,728
                                                       -----------        -----------
                                                       $ 1,647,636          1,328,393
                                                       ===========        ===========

United Coastal Liability Insurance:
  Premiums                                             $ 1,063,668          1,404,916
  Investment income, net                                   697,522            856,140
  Capital gains (losses)                                  (108,554)           159,161
  Other                                                      1,990              8,881
                                                       -----------        -----------
                                                       $ 1,654,626          2,429,098
                                                       ===========        ===========
ACMAT Contracting:
  Contract revenues                                    $ 2,512,810          2,483,676
  Investment income, net                                    33,557             20,766
  Intersegment revenue:
    Rental income                                          339,015            342,614
    Underwriting services and agency commissions           551,596            548,082
  Other                                                    165,732            163,638
                                                       -----------        -----------
                                                       $ 3,602,710          3,558,776
                                                       ===========        ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

    Revenue:                                                   2000               1999
                                                               ----               ----
     Total revenue for reportable segments                  $ 6,904,972          7,316,267
     Intersegment eliminations                                 (823,665)          (740,696)
                                                            -----------        -----------
                                                            $ 6,081,307          6,575,571
                                                            ===========        ===========

Operating Earnings:
     Total operating earnings for reportable segments       $ 1,727,291          2,206,781
     Interest expense                                          (746,410)          (913,656)
     Other operating expenses                                  (108,101)           (98,237)
                                                            -----------        -----------
                                                            $   872,780          1,194,888
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

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $610,307 for the three months ended March 31, 2000 compared to $881,058 for the same period a year ago. The decrease in 2000 net earnings compared to the 1999 net earnings was due primarily to the realized capital losses of $108,554 in 2000 compared with capital gains of $159,161 in 1999 offset by the decrease in interest expense related to the reduction of long-term debt partially offset by the decrease in investment income.

Revenues were $6,081,307 for the three months ended March 31, 2000 compared to $6,575,571 for the same period in 1999. The decrease in revenues over the past year reflects the Company's strategy to avoid the unfavorable pricing in the Company's casualty insurance operations. Earned premiums were $2,348,474 for the three months ended March 31, 2000 compared to $2,389,449 for the same period a year ago. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid. Contract revenues were $2,512,810 for the three months ended March 31, 2000 compared to $2,483,676 for the same period a year ago.

Investment income was $1,142,554 compared to $1,367,038 for the same period in 1999. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. Net realized capital losses were $108,554 for the three months ended March 31, 2000 compared to realized capital gains of $159,161 for the same period a year ago.

Other income was $186,023 for the three months ended March 31, 2000 compared to $176,247 for the same period in 1999

Losses and loss adjustment expenses were $441,660 for the three months ended March 31, 2000 compared to $470,701 for the same period a year ago. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums. Amortization of policy acquisition costs were $391,679 for the three months ended March 31, 2000 compared to $357,783 for the same period in 1999. The increase in amortization of policy acquisition costs is primarily attributable to the increase in commissions paid to agents.

Costs of contract revenues were $2,364,230 for the three months ended March 31, 2000 compared to $2,228,345 for the same period a year ago. The gross profit margin on construction projects was 6% in 2000 compared to 10% in 1999. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,264,548 for the three months ended March 31, 2000 compared to $1,410,198 for the same period a year ago. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization of intangibles and a decrease in bad debt expense.

Interest expense was $746,410 for the three months ended March 31, 2000 compared to $913,656 for the same period in 1999. The decrease in interest expense is due to the decrease in long-term debt. During 1999, the Company repaid and refinanced long-term debt.

Income tax expense was $262,473 for the three months ended March 31, 2000 compared to $313,830 for the same period a year ago representing effective tax rates of 30.1% and 26.3%, respectively. The fluctuation in the effective tax rate is due to tax exempt interest income making up a smaller portion of taxable income in 2000.

Results of Operations by Segment:

       ACSTAR BONDING:

                            2000               1999
                            ----               ----
Revenue                  $1,647,636        1,328,393
Operating Earnings       $  710,218          616,454

Revenues for the ACSTAR Bonding segment were $1,647,636 for the three months ended March 31, 2000 compared to $1,328,393 for the same period in 1999. Net written premiums were $1,369,629 for the three months ended March 31, 2000 compared to $1,016,694 for the three months ended March 31, 1999. Earned premiums increased 30% to $1,284,806 for the three months ended March 31, 2000 compared to $984,533 for the three months ended March 31, 1999.

Investment income was $344,529 for the three months ended March 31, 2000 compared to $340,132 for the same period a year ago. The increase in investment income was primarily related to a slight increase in invested assets and an increase in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $710,218 for the three months ended March 31, 2000 compared to $616,454 for the same period in 1999. The increase in 2000 operating earnings compared to 1999 operating earnings is due primarily to an increase in earned premiums offset in part by an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $76,200 for the three months ended March 31, 2000 compared to $49,227 for the same period a year ago. Amortization of policy acquisition costs were $465,407 for the three months ended March 31, 2000 compared to $262,964 for the same period in 1999. The increase in amortization of policy acquisition costs in 2000 compared to 1999 is primarily attributable to the increase in commissions paid to agents.

General and administrative expenses were $395,811 for the three months ended March 31, 2000 compared to $399,748 for the same period a year ago. The decrease in general and administrative expenses is due primarily to the decrease in bad debt expense offset in part by an increase in salary expense.

       UNITED COASTAL LIABILITY
       INSURANCE:

                            2000              1999
                            ----              ----
Revenue                  $1,654,626        2,429,098
Operating Earnings          688,062        1,259,444


Revenues for the United Coastal Liability Insurance segment were $1,654,626 for the three months ended March 31, 2000 compared to $2,429,098 for the same period in 1999. The 2000 decrease in revenue reflects a decrease in earned premiums and investment income compared to 1999. Net written premiums were $1,653,638 for the three months ended March 31, 2000 compared to $1,597,430 for the three months ended March 31, 1999. Earned premiums decreased 24% to $1,063,668 for the three months ended March 31, 2000 compared to $1,404,916 for the three months ended March 31, 1999. The decrease in revenues reflect the Company's strategy to avoid the unfavorable pricing in the Company's casualty insurance market and use of invested assets to reduce Company debt.

Investment income was $697,522 for the three months ended March 31, 2000 compared to $856,140 for the same period a year ago. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital losses were $108,554 for the three months ended March 31, 2000 as compared to realized capital gains of $159,161 for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $688,062 for the three months ended March 31, 2000 as compared to $1,259,444 for the same period in 1999. The decrease in 2000 operating earnings compared to 1999 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $365,460 for the three months ended March 31, 2000 compared to $421,474 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $326,026 for the three months ended March 31, 2000 as compared to $420,052 for the same period in 1999. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $275,078 for the three months ended March 31, 2000 compared to $328,128 for the same period a year ago. The decrease in general and administrative expenses is due primarily to the overall decrease in business activities.

       ACMAT CONTRACTING:

                            2000              1999
                            ----              ----
Revenue                  $3,602,710        3,558,776
Operating Earnings       $  329,011          330,883

Revenues for the ACMAT Contracting segment were $3,602,710 for the three months ended March 31, 2000 compared to $3,558,776 for the same period in 1999. The 2000 increase in revenue reflects a slight increase in contract revenues compared to 1999. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $329,011 for the three months ended March 31, 2000 compared to $330,883 for the same period a year ago. The decrease in 2000 operating earnings compared to 1999 operating earnings is due primarily to reduced gross margins on the 2000 projects offset by a decrease in general and administrative expenses.

Cost of contract revenues were $2,364,230 for the three months ended March 31, 2000 compared to $2,228,345 for the same period in 1999. The gross profit margin on construction projects was 6% in 2000 and 10% in 1999. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $909,469 for the three months ended March 31, 2000 compared to $999,548 for the same period a year ago. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in the amortization of intangibles.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 2000 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 18.8% and 19.7% for the three-month periods ended March 31, 2000 and 1999, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 60.6% and 57.5% for the three-month period ended March 31, 2000 and 1999, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 79.4% and 77.2% for the three-month period ended March 31, 2000 and 1999, respectively. The increase in the 2000 combined ratio results primarily from the increase in commissions paid.

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

The Company used cash flow for operations of $1,626,442 for the three-month period ended March 31, 2000 compared to the cash flow provided from operations of $3,475,636 for the same period in 1999. Net cash flows used for operations in 2000 were used principally for payment of losses and loss adjustment expenses. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 2000 amounted to $1,223,928 compared to $1,649,072 for the same period in 1999. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 2000.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of March 31, 2000.

During the three-month period ended March 31, 2000, the Company purchased in the open market and privately negotiated transactions, 14,260 shares of its Common Stock at an average price of $19.00. During the three-month period ended March 31, 2000, the Company also purchased, in the open market and privately negotiated transactions, 16,060 shares of its Class A Stock at an average price of $10.50 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $9,775,000 in 2000.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 2000 was above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

    a.  Exhibits
        -27. Financial Data Schedule

    b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ACMAT CORPORATION


Date:  May 12, 2000              /S/ Henry W. Nozko, Sr.
                                 -------------------------------------------
                                 Henry W. Nozko, Sr., President and Chairman

Date:  May 12, 2000              /S/ Henry W. Nozko, Jr.
                                 ---------------------------------------------
                                 Henry W. Nozko, Jr., Executive Vice President
                                 Chief Operating Officer, and Treasurer