Form 10-Q
period 2000-06-30
ACMAT CORP
filed 2000-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 2000
                                       OR
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


                                                     Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares outstanding
Title of Class                                      at July 31, 2000
--------------                                      ----------------
   Common Stock                                          567,148
   Class A Stock                                       2,246,454

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                                  PAGE
                                                                               ----
   Item 1.Unaudited Financial Statements
          Consolidated Balance Sheets                                            3
          Consolidated Statements of Earnings                                    4
          Consolidated Statements of Stockholders' Equity                        5
          Consolidated Statements of Cash Flows                                  6
          Notes to Consolidated Financial Statements                             7

   Item 2.Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                        11

Part II  OTHER INFORMATION

   Item 4.Submission of Matters to a Vote of Security Holders                   16

   Item 6.Exhibits and Reports on Form 8-K                                      16

   Signatures                                                                   17

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                             June 30,                  December 31,
Assets                                                                                         2000                        1999
------                                                                                         ----                        ----
                                                                                           (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $83,622,873 in
      2000 and $89,290,810 in 1999)                                                       $  82,394,621                 87,826,920
   Equity securities, at fair value (Cost of $2,065,262 in 2000 and 1999)                     1,636,916                  1,614,763
   Mortgage loans                                                                               300,531                         --
   Short-term investments, at cost which approximates fair value                              4,152,654                    518,557
                                                                                          -------------               ------------
     Total investments                                                                       88,484,722                 89,960,240
Cash and cash equivalents                                                                     3,746,356                  7,054,911
Accrued interest receivable                                                                   1,242,738                  1,324,356
Reinsurance recoverable                                                                         889,555                  3,924,064
Receivables, net                                                                              3,030,122                  2,823,381
Income tax refund receivable                                                                    402,121                    173,465
Prepaid expenses                                                                                202,214                    106,049
Deferred income taxes                                                                         1,137,578                  1,560,324
Property & equipment, net                                                                    12,600,672                 12,675,956
Deferred policy acquisition costs                                                             1,765,052                  1,323,780
Other assets                                                                                  2,998,565                  2,360,366
Intangibles, net                                                                              2,405,394                  2,568,719
                                                                                          -------------               ------------
                                                                                          $ 118,905,089                125,855,611
                                                                                          =============               ============
Liabilities & Stockholders' Equity

Accounts payable                                                                          $   2,485,007                  1,923,081
Reserves for losses and loss adjustment expenses                                             32,250,315                 38,544,491
Unearned premiums                                                                             6,428,988                  5,262,468
Collateral held                                                                              10,039,399                 11,954,554
Accrued liabilities                                                                             666,044                  1,251,305
Long-term debt                                                                               29,998,666                 30,792,720
                                                                                          -------------               ------------
     Total liabilities                                                                       81,868,419                 89,728,619

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 567,148
      and 584,828 shares issued and outstanding)                                                567,148                    584,828
   Class A Stock (No par value; 10,000,000 shares authorized; 2,286,454
      and 2,304,587 shares issued and outstanding)                                            2,286,454                  2,304,587
   Retained earnings                                                                         35,839,666                 35,151,966
   Accumulated other comprehensive income (loss)                                             (1,656,598)                (1,914,389)
                                                                                          -------------               ------------
   Total stockholders' equity                                                                37,036,670                 36,126,992
                                                                                          -------------               ------------
                                                                                          $ 118,905,089                125,855,611
                                                                                          =============               ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                         Three months ended                        Six months ended
                                                              June 30                                  June 30
                                                  ------------------------------          --------------------------------
                                                     2000                1999                2000                  1999
                                                     ----                ----                ----                  ----
Earned premiums                                   $2,119,632           2,356,264            4,468,106            4,745,713
Contract revenues                                  3,197,675           2,119,920            5,710,485            4,603,596
Investment income, net                             1,216,594           1,360,043            2,359,148            2,727,081
Net realized capital gains (losses)                       --             187,631             (108,554)             346,792
Other income                                         241,812             241,469              427,835              417,716
                                                  ----------          ----------          -----------           ----------
                                                   6,775,713           6,265,327           12,857,020           12,840,898
                                                  ----------          ----------          -----------           ----------


Cost of contract revenues                          2,986,343           1,748,064            5,350,573            3,976,409
Losses and loss adjustment expenses                  392,125             436,113              833,785              906,814
Amortization of policy acquisition costs             593,681             511,463              985,360              869,246
General and administrative expenses                1,283,344           1,450,042            2,547,892            2,860,240
Interest expense                                     731,447             901,469            1,477,857            1,815,125
                                                  ----------          ----------          -----------           ----------
                                                   5,986,940           5,047,151           11,195,467           10,427,834
                                                  ----------          ----------          -----------           ----------

Earnings before income taxes                         788,773           1,218,176            1,661,553            2,413,064

Income taxes
    Federal                                          211,164             303,900              453,637              597,730
    State                                             15,000              20,000               35,000               40,000
                                                  ----------          ----------          -----------           ----------
                                                     226,164             323,900              488,637              637,730
                                                  ----------          ----------          -----------           ----------

Net earnings                                      $  562,609             894,276            1,172,916            1,775,334
                                                  ==========          ==========          ===========           ==========


Basic earnings per share                          $      .20                 .30                  .41                  .59

Diluted earnings per share                        $      .19                 .27                  .40                  .53


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             June 30, 1999 and 2000




                                                                                                    Accumulated
                                           Common         Class A     Additional                      other            Total
                                          stock par      stock par      paid-in       Retained      comprehensive   stockholders'
                                            value          value        capital       earnings      income (loss)      equity
                                          ---------      ---------    -----------   ------------    -----------     ------------

Balance as of December 31, 1998           $ 592,088    $ 2,460,808    $        --   $ 34,074,538    $   495,492     $ 37,622,926


Comprehensive income:

   Net unrealized losses on debt and
   equity securities                             --             --             --             --     (1,335,511)      (1,335,511)

   Net earnings                                  --             --             --      1,775,334             --        1,775,334
                                                                                                                    ------------

Total comprehensive income                                                                                               439,823

   Acquisition and retirement of
   2,180 shares of Common Stock              (2,180)            --             --        (42,783)            --          (44,963)

   Acquisition and retirement of
   112,621 shares of Class A Stock               --       (112,621)      (350,250)    (1,158,637)            --       (1,621,508)

   Issuance of 15,000 shares of
   Class A Stock pursuant to  investment
   agreement                                     --         15,000        206,250             --             --          221,250

   Issuance of 18,000 shares of
   Class A Stock pursuant to stock
   options                                       --         18,000        144,000             --             --          162,000
                                          ---------    -----------    -----------   ------------    -----------     ------------

Balance as of June 30, 1999               $ 589,908    $ 2,381,187    $        --   $ 34,648,452    ($  840,019)    $ 36,779,528
                                          =========    ===========    ===========   ============    ===========     ============


Balance as of December 31, 1999           $ 584,828      2,304,587             --     35,151,966     (1,914,389)      36,126,992


Comprehensive income:

   Net unrealized gains on debt
   and equity securities                         --             --             --             --        257,791          257,791

   Net earnings                                  --             --             --      1,172,916             --        1,172,916
                                                                                                                    ------------

Total comprehensive income                                                                                             1,430,707

   Acquisition and retirement of
   17,680 shares of Common Stock            (17,680)            --             --       (318,240)            --         (335,920)

   Acquisition and retirement of
   18,133 shares of Class A Stock                --        (18,133)            --       (166,976)            --         (185,109)
                                          ---------    -----------    -----------   ------------    -----------     ------------

Balance as of June 30, 2000               $ 567,148      2,286,454             --     35,839,666     (1,656,598)      37,036,670
                                          =========    ===========    ===========   ============    ===========     ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2000 and 1999


                                                                            2000                   1999
                                                                            ----                   ----
Cash flows from operating activities:
    Net earnings                                                        $  1,172,916              1,775,334
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                          792,340                902,684
      Net realized capital (gains) losses                                    108,554               (346,792)
      Changes in:
         Accrued interest receivable                                          81,618               (169,500)
         Reinsurance recoverable                                           3,034,509               (133,441)
         Receivables, net                                                   (206,741)             1,183,154
         Deferred policy acquisition costs                                  (441,272)              (205,856)
         Prepaid expenses and other assets                                  (741,150)              (357,587)
         Accounts payable and accrued liabilities                            (23,335)               (85,353)
         Reserves for losses and loss adjustment expenses                 (6,294,176)            (2,214,162)
         Collateral held                                                  (1,915,155)            (3,049,259)
         Income taxes, net                                                   194,090                 73,267
         Unearned premiums                                                 1,166,520                337,797
                                                                        ------------           ------------
             Net cash used for operating activities                       (3,071,282)            (2,289,714)
                                                                        ------------           ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                                5,293,654             45,989,860
      Fixed maturities-matured                                             7,661,000              5,939,136
      Short term investments                                               6,495,204            123,965,330
    Purchases of:
      Fixed maturities                                                    (7,712,627)           (62,236,700)
      Equity securities                                                           --                (24,404)
      Mortgages                                                             (300,531)                    --
      Short-term investments                                             (10,129,301)          (112,711,816)
    Capital expenditures                                                    (229,589)              (177,557)
                                                                        ------------           ------------
         Net cash provided by investing activities                         1,077,810                743,849
                                                                        ------------           ------------

Cash flows from financing activities:
    Borrowings under line of credit                                               --              2,980,000
    Repayments on long-term debt                                            (794,054)              (776,015)
    Issuance of Class A Stock                                                     --                162,000
    Payments for acquisition & retirement of stock                          (521,029)            (1,666,471)
                                                                        ------------           ------------
         Net cash provided by (used for) financing activities             (1,315,083)               699,514
                                                                        ------------           ------------

Net decrease in cash                                                      (3,308,555)              (846,351)

Cash at beginning of period                                                7,054,911              2,306,232
                                                                        ------------           ------------

Cash at end of period                                                   $  3,746,356              1,459,881
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 2000 and 1999:

                                                                                  Average
                                                                                  Shares             Per-Share
         2000:                                                Earnings            Outstanding        Amount
         -----                                                --------            -----------        ------
         Basic EPS:
                  Earnings available to stockholders          $1,172,916          2,859,508          $.41

         Effect of Dilutive Securities:
                  Stock options                                       --             41,904
                                                              ----------          ---------

         Diluted EPS:
                  Earnings available to stockholders          $1,172,916          2,901,412          $.40
                                                              ==========          =========          ====

         1999:
         -----
         Basic EPS:
                  Earnings available to stockholders          $1,775,334          2,985,636          $.59

         Effect of Dilutive Securities:
                  Stock options                                       --             71,331
                  Convertible Note                            $  584,430          1,400,000
                                                              ----------          ---------
         Diluted EPS:
                  Earnings available to stockholders          $2,359,764          4,456,967          $.53
                                                              ==========          =========          ====

         The Convertible Notes were anti-dilutive in 2000.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2000 and 1999 was $294,547 and $564,463, respectively. Interest paid for the six months ended June 30, 2000 and 1999 was $1,302,508 and $1,466,377, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the six months ended June 30, 2000 and 1999:

                                                                                                 2000                  1999
                                                                                                 ----                  ----
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period                                           $186,145             (1,106,628)
Less reclassification adjustment for gains (losses) included in net income, net of income tax expense (benefit) of ($36,908) and $117,909 for 2000 and 1999,
  respectively                                                                                  (71,646)               228,883
                                                                                               --------             ----------
Other comprehensive income (loss)                                                              $257,791             (1,335,511)
                                                                                               ========             ==========

(5) Future Accounting Standard

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 113," which amends the accounting and reporting standards of FAS 133. However, in June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 allows entities which have not adopted SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement should not be applied retroactively to financial statements of prior periods. The Company adopted the deferral provisions of SFAS No. 137, effective January 1, 2000 and has not completed its evaluation of the effect SFAS No. 133 will have on the Company's results of operations or financial condition.

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

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general, professional, products, pollution, asbestos, and lead liability insurance nationwide to specialty trade contractors, environmental contractors, property owner, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors.

ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain Connecticut and leases office space to its insurance subsidiaries as well as third parties.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and six-month periods ended June 30, 2000 and 1999 is summarized as follows:

                                                Three Months ended                Six Months ended
                                                ------------------                ----------------
                                              2000             1999             2000             1999
                                              ----             ----             ----             ----
Revenues:
  ACSTAR Bonding                           $1,375,302        1,471,344        3,022,938        2,799,737
  United Coastal Liability Insurance        1,796,108        2,333,184        3,450,734        4,762,282
  ACMAT Contracting                         4,460,496        3,023,906        8,063,206        6,582,682
                                           ----------       ----------       ----------       ----------
                                           $7,631,906        6,828,434       14,536,878       14,144,701
                                           ==========       ==========       ==========       ==========

Operating Earnings:
  ACSTAR Bonding                           $  280,239          625,028          990,457        1,241,482
  United Coastal Liability Insurance          873,337        1,322,935        1,561,399        2,582,379
  ACMAT Contracting                           477,354          253,594          806,365          584,478
                                           ----------       ----------       ----------       ----------
                                           $1,630,930        2,201,557        3,358,221        4,408,339
                                           ==========       ==========       ==========       ==========

Depreciation and Amortization:
  ACSTAR Bonding                           $  127,159          119,827          260,584          214,708
  United Coastal Liability Insurance           98,435           93,399          200,729          164,725
  ACMAT Contracting                           149,217          254,908          331,111          523,251
                                           ----------       ----------       ----------       ----------
                                           $  374,811          468,134          792,424          902,684
                                           ==========       ==========       ==========       ==========

Identifiable Assets:                                June 30, 2000               December 31, 1999
                                                    -------------               -----------------
  ACSTAR Bonding                                    $ 40,967,248                   44,594,402
  United Coastal Liability Insurance                  61,500,389                   63,335,872
  ACMAT Contracting                                   16,437,452                   17,925,337
                                                    ------------                  -----------
                                                    $118,905,089                  125,855,611
                                                    ============                  ===========


   The components of revenue for each segment for the three and six-month periods ended June 30, 2000 and 1999 are as follows:

                                                  Three Months ended                     Six Months ended
                                                  ------------------                     ----------------
                                               2000               1999               2000              1999
                                               ----               ----               ----              ----
 ACSTAR Bonding:
   Premiums                                 $1,076,284         1,105,577          2,361,090         2,090,110
   Investment income, net                      299,018           300,063            643,547           640,195
   Capital gains/(losses)                           --            65,705                 --            65,705
   Other                                            --                (1)            18,301             3,727
                                            ----------        ----------         ----------         ---------
                                            $1,375,302         1,471,344          3,022,938         2,799,737
                                            ==========        ==========         ----------         =========

 United Coastal Liability Insurance:
   Premiums                                 $1,043,348         1,250,687          2,107,016         2,655,603
   Investment income, net                      748,384           955,015          1,445,906         1,811,155
   Capital gains                                    --           121,926           (108,554)          281,087
   Other                                         4,376             5,556              6,366            14,437
                                            ----------        ----------         ----------         ---------
                                            $1,796,108         2,333,184          3,450,734         4,762,282
                                            ==========        ==========         ==========         =========

 ACMAT Contracting:
   Contract revenues                        $3,197,675         2,119,920          5,710,485         4,603,596
   Investment income, net                       13,455             4,622             47,012            25,388
   Intersegment revenue:
     Rental income                             310,737           305,342            649,752           647,956
     Underwriting services, agency
         commissions and funds
         administration services               701,193           358,914          1,252,789           906,190
   Other                                       237,436           235,108            403,168           399,552
                                            ----------        ----------         ----------         ---------
                                            $4,460,496         3,023,906          8,063,206         6,582,682
                                            ==========        ==========         ==========         =========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                           Three Months ended                       Six Months ended
                                                           ------------------                       ----------------
Revenue:                                                2000                1999                2000                1999
                                                        ----                ----                ----                ----
     Total revenue for reportable segments          $ 7,631,906           6,828,434          14,536,878          14,144,701
     Intersegment eliminations                         (856,193)           (563,107)         (1,679,858)         (1,303,803)
                                                    -----------         -----------         -----------         -----------
                                                    $ 6,775,713           6,265,327          12,857,020          12,840,898
                                                    ===========         ===========         ===========         ===========

Operating Earnings:
     Total operating earnings for reportable
        segments                                    $ 1,630,930           2,201,557           3,358,221           4,408,339
     Interest expense                                  (731,447)           (901,469)         (1,477,857)         (1,815,125)
     Other operating expenses                          (110,710)            (81,912)           (218,811)           (180,150)
                                                    -----------         -----------         -----------         -----------
                                                    $   788,773           1,218,176           1,661,553           2,413,064
                                                    ===========         ===========         ===========         ===========


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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $562,609 for the three months ended June 30, 2000 compared to $894,276 for the same period a year ago. Net earnings for the six months ended June 30, 2000 were $1,172,916 compared to $1,775,334 for the six months ended June 30, 1999. The decrease in 2000 net earnings compared to the 1999 net earnings was due primarily to the realized capital losses in 2000 compared with capital gains in 1999. The decrease in interest expense related to the reduction of long-term debt was partially offset by the decrease in investment income.

Revenues were $6,775,713 for the three months ended June 30, 2000 compared to $6,265,327 for the same period in 1999. Revenues were $12,857,020 for the six months ended June 30, 2000 compared to $12,840,898 for the same period in 1999. Earned premiums were $2,119,632 for the three months ended June 30, 2000 compared to $2,356,264 for the same period a year ago. Earned premiums were $4,468,106 for the six months ended June 30, 2000 compared to $4,745,713 for the same period in 1999. Contract revenues were $3,197,675 for the three months ended June 30, 2000 compared to $2,119,920 for the same period a year ago. Contract revenues were $5,710,485 for the six months ended June 30, 2000 compared to $4,603,596 for the six months ended June 30, 1999. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $1,216,594 for the three months ended June 30, 2000 compared to $1,360,043 for the same period in 1999. Investment income was $2,359,148 for the six months ended June 30, 2000 compared to $2,727,081 for the same period in 1999. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. There were no net realized capital gains or losses for the three months ended June 30, 2000 compared to realized capital gains of $187,631 for the same period a year ago. Net realized capital losses were $108,554 for the six months ended June 30, 2000 compared to net realized capital gains of $346,792 for the same period a year ago.

Other income was $241,812 for the three months ended June 30, 2000 compared to $241,469 for the same period in 1999. Other income was $427,835 for the six months ended June 30, 2000 compared to $417,716 for the six months ended June 30, 1999. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $392,125 for the three months ended June 30, 2000 compared to $436,113 for the same period a year ago. Losses and loss adjustment expenses were $833,785 for the six months ended June 30, 2000 compared to $906,814 for the same period a year ago. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums. Amortization of policy acquisition costs were $593,681 for the three months ended June 30, 2000 compared to $511,463 for the same period in 1999. Amortization of policy acquisition costs were $985,360 for the six months ended June 30, 2000 compared to $869,246 for the six months ended June 30, 1999. The increase in amortization of policy acquisition costs is primarily attributable to the increased rate of in commissions paid to agents.

Costs of contract revenues were $2,986,343 for the three months ended June 30, 2000 compared to $1,748,064 for the same period a year ago, representing gross profit margin 6.6% and 17.5%, respectively. Costs of contract revenues were $5,350,573 for the six months ended June 30, 2000 compared to $3,976,409 for the same period a year ago, representing gross profit margins of 6.3% and 13.6%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,283,344 for the three months ended June 30, 2000 compared to $1,450,042 for the same period a year ago. General and administrative expenses were $2,547,892 for the six months ended June 30, 2000 compared to $2,860,240 for the six months ended June 30, 1999. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization of intangibles and a decrease in bad debt expense offset in part by an increase in salary expense.

Interest expense was $731,447 for the three months ended June 30, 2000 compared to $901,469 for the same period in 1999. Interest expense was $1,477,857 for the six months ended June 30, 2000 compared to $1,815,125 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt. During 1999, the Company repaid and refinanced long-term debt.

Income tax expense was $226,164 for the three months ended June 30, 2000 compared to $323,900 for the same period a year ago representing effective tax rates of 28.7% and 26.6%, respectively. Income tax expense was $488,637 for the six months ended June 30, 2000 compared to $637,730 for the same period a year ago, representing effective tax rates of 29.4% and 26.4%, respectively. The fluctuation in the effective tax rate is due to tax exempt interest income making up a smaller portion of taxable income in 2000.

Results of Operations by Segment:

       ACSTAR BONDING:                 Three Months ended June 30,                  Six Months ended June 30,
                                       ---------------------------                  -------------------------
                                        2000                 1999                  2000                  1999
                                        ----                 ----                  ----                  ----
       Revenue                       $1,375,302            1,471,344            $3,022,938            2,799,737
       Operating Earnings            $  280,239              625,028            $  990,457            1,241,482

Revenues for the ACSTAR Bonding segment were $1,375,302 for the three months ended June 30, 2000 compared to $1,471,344 for the same period in 1999. Revenues for the ACSTAR Bonding segment were $3,022,938 for the six months ended June 30, 2000 compared to $2,799,737 for the six months ended June 30, 1999. Net written premiums were $1,044,616 for the three months ended June 30, 2000 compared to $1,258,263 for the three months ended June 30, 1999. Net written premiums were $2,414,245 for the six months ended June 30, 2000 compared to $2,274,957 for the same period a year ago. Earned premiums were $1,076,284 for the three months ended June 30, 2000 compared to $1,105,577 for the three months ended June 30, 1999. Earned premiums were $2,361,090 for the six months ended June 30, 2000 compared to $2,090,110 for the six months ended June 30, 1999.

The lower net written premiums and earned premiums for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 reflect the Company's new reinsurance treaty. Effective May 1, 2000, the Company cedes significantly more of its bond exposure than under its previous reinsurance treaties. Such reinsurance is applicable on a per principal basis for losses in excess of $1,000,000 up to $13,000,000. Prior to May 1, 2000, reinsurance was applicable to losses in excess of $2,000,000 on a per bond basis with the company retaining approximately $5,000,000 of losses up to $13,000.000.

ACSTAR has experienced a significant increase in surety business submitted by agents during 2000 as a result of developing stronger relationships with selected agents. The Company has also been able to maintain its pricing levels and its underwriting criteria during 2000.

Investment income was $299,018 for the three months ended June 30, 2000 compared to $300,063 for the same period a year ago. Investment income was $643,547 for the six months ended June 30, 2000 compared to $640,195 for the six months ended June 30, 1999. The investment income reflects a decrease in invested assets offset by an increase in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $280,239 for the three months ended June 30, 2000 compared to $625,028 for the same period in 1999. Operating earnings for the six months ended June 30, 2000 were $990,457 compared to $1,241,482 for the six months ended June 30, 1999. The decrease in 2000 operating earnings compared to 1999 operating earnings reflects the Company's new reinsurance program and an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $55,288 for the three months ended June 30, 2000 compared to $55,278 for the same period a year ago. Losses and loss adjustment expenses were $131,488 for the six months ended June 30, 2000 compared to $104,505 for the same period a year ago. Amortization of policy acquisition costs were $462,841 for the three months ended June 30, 2000 compared to $341,547 for the same period in 1999. Amortization of policy acquisition were $928,248 for the six months ended June 30, 2000 compared to $604,511 for the same period a year ago. The increase in amortization of policy acquisition costs in 2000 compared to 1999 is primarily attributable to the increased rate of commissions paid to agents.

General and administrative expenses were $576,934 for the three months ended June 30, 2000 compared to $449,491 for the same period a year ago. General and administrative expenses were $972,745 for the six months ended June 30, 2000 compared to $849,239 for the same period a year ago. The increase in general and administrative expenses is due primarily to the implementation of a Funds Administration Agreement with ACMAT. ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations.

       UNITED COASTAL LIABILITY INSURANCE:

                                                      Three Months ended June 30,                  Six Months ended June 30,
                                                      ---------------------------                  -------------------------
                                                      2000                  1999                  2000                    1999
                                                      ----                  ----                  ----                    ----
       Revenue                                     $1,796,108             2,333,184            $3,450,734               4,762,282
       Operating Earnings                          $  873,337             1,322,935            $1,561,399               2,582,379

Revenues for the United Coastal Liability Insurance segment were $1,796,108 for the three months ended June 30, 2000 compared to $2,333,184 for the same period in 1999. Revenues for the United Coastal Liability Insurance segment were $3,450,734 for the six months ended June 30, 2000 compared to $4,762,282 for the six months ended June 30, 1999. The 2000 decrease in revenue reflects a decrease in earned premiums and investment income compared to 1999. Net written premiums were $1,013,921 for the three months ended June 30, 2000 compared to $1,178,605 for the three months ended June 30, 1999. Net written premiums were $2,667,559 for the six months ended June 30, 2000 compared to $2,776,035 for the same period a year ago. Earned premiums were $1,043,348 for the three months ended June 30, 2000 compared to $1,250,687 for the three months ended June 30, 1999. Earned premiums were $2,107,017 for the six months ended June 30, 2000 compared to $2,655,603 for the six months ended June 30, 1999. The decrease in revenues reflect the Company's strategy to avoid the unfavorable pricing in the Company's casualty insurance market and use of invested assets to reduce Company debt.

Investment income was $748,384 for the three months ended June 30, 2000 compared to $955,015 for the same period a year ago. Investment income was $1,445,906 for the six months ended June 30, 2000 compared to $1,811,155 for the six months ended June 30, 1999. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. There were no net realized capital gains for the three months ended June 30, 2000 as compared to realized capital gains of $121,926 for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $873,337 for the three months ended June 30, 2000 as compared to $1,322,935 for the same period in 1999. Operating earnings for the six months ended June 30, 2000 were $1,561,399 compared to $2,582,379 for the six months ended June 30, 1999. The decrease in 2000 operating earnings compared to 1999 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $336,837 for the three months ended June 30, 2000 compared to $380,835 for the same period a year ago. Losses and loss adjustment expenses were $702,297 for the six months ended June 30, 2000 compared to $802,309 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $333,770 for the three months ended June 30, 2000 as compared to $374,512 for the same period in 1999. Amortization of policy acquisition were $659,796 for the six months ended June 30, 2000 compared to $794,564 for the same period a year ago. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $252,164 for the three months ended June 30, 2000 compared to $254,902 for the same period a year ago. General and administrative expenses were $527,242 for the six months ended June 30, 2000 compared to $583,030 for the same period a year ago. The decrease in general and administrative expenses reflect the overall decrease in business activities.

       ACMAT CONTRACTING:                             Three Months ended June 30                   Six Months ended June 30,
                                                      --------------------------                   -------------------------
                                                      2000                  1999                   2000                   1999
                                                      ----                  ----                   ----                   ----
       Revenue                                     $4,460,496             3,023,906             8,063,206               6,582,682
       Operating Earnings                          $  477,354               253,594               806,365                 584,478


Revenues for the ACMAT Contracting segment were $4,460,496 for the three months ended June 30, 2000 compared to $3,023,906 for the same period in 1999. Revenues were $8,063,206 for the six months ended June 30, 2000 compared to $6,582,682 for the same period a year ago. The 2000 increase in revenue reflects an increase in contract revenues compared to 1999. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $477,354 for the three months ended June 30, 2000 compared to $253,594 for the same period a year ago. Operating earnings were $806,365 for the six months ended June 30, 2000 compared to $584,478 for the six months ended June 30, 1999. The increase in 2000 operating earnings compared to 1999 operating earnings is due primarily to the implementation of the Funds Administration Agreement with ACSTAR during the second quarter of 2000 offset in part by reduced gross margins on the 2000 projects.

Cost of contract revenues were $2,986,343 for the three months ended June 30, 2000 compared to $1,758,064 for the same period in 1999 representing gross profit margin of 6.6% and 17.1%, respectively. Cost of contract revenues were $5,350,573 for the six months ended June 30, 2000 compared to $3,986,407 for the same period a year ago, representing gross profit margins of 6.3% and 13.4%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $996,799 for the three months ended June 30, 2000 compared to $1,012,248 for the same period a year ago. General and administrative expenses were $1,906,268 for the three months ended June 30, 2000 compared to $2,011,796 for the same period a year ago. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in the amortization of intangibles.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 2000 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 18.7% and 19.1% for the six-month periods ended June 30, 2000 and 1999, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 60.9% and 58.1% for the six-month period ended June 30, 2000 and 1999, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 79.6% and 77.2% for the six-month period ended June 30, 2000 and 1999, respectively. The increase in the 2000 combined ratio results primarily from the increase in commissions paid.

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

The Company used cash flow for operations of $3,071,282 for the six-month period ended June 30, 2000 compared to $2,289,714 for the same period in 1999. Net cash flows used for operations in 2000 were used principally for payment of losses and loss adjustment expenses and the return of collateral. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first six-months of 2000 amounted to $1,077,810 compared to $743,849 for the same period in 1999. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 2000.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of June 30, 2000.

During the six-month period ended June 30, 2000, the Company purchased in the open market and privately negotiated transactions, 17,680 shares of its Common Stock at an average price of $19.00. During the six-month period ended June 30, 2000, the Company also purchased, in the open market and privately negotiated transactions, 18,133 shares of its Class A Stock at an average price of $10.21 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $10,077,000 in 2000. The dividend limitation has increased from previous disclosures reflecting an adjustment to reduce excess of statutory reserves over statement reserves and a related increase in unassigned surplus.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 2000 was above the level which might require regulatory action.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 22, 2000.

         b. Directors elected at the meeting:

                                                  Votes             Votes              Brokers
                                                   For             Against             Non-Votes
         Henry Nozko, Sr.                         694,105           2,317                   0
         Henry Nozko, Jr.                         686,815           9,607                   0
         Victoria Nozko                           694,125           2,297                   0
         John Creasy                              694,125           2,297                   0
         Arthur Moore                             694,345           2,077                   0
         Alfred T. Zlotopolski                    694,345           2,077                   0

         c. Other matters voted upon:

                                                                                                 Brokers
                                             For                Against           Abstain        Non-Votes
         1. Appointment of
            Independent Auditors           695,779                472               171              0

Item 6 -  Exhibits and Reports on Form 8-K

         a.  27 - Financial Data Schedule

         b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACMAT CORPORATION


Date:  August 14, 2000            /S/ Henry W. Nozko, Sr.
                                  -----------------------
                                  Henry W. Nozko, Sr. President and Chairman



Date:  August 14, 2000            /S/ Henry W. Nozko, Jr.
                                  ------------------------
                                  Henry W. Nozko, Jr., Executive Vice President
                                  Chief Operating Officer, and Treasurer