Form 10-Q
period 2000-09-30
ACMAT CORP
filed 2000-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from______ to____

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

Title of Class                               Shares outstanding
-------------                               at October 31, 2000
                                             ------------------
Common Stock                                     567,148
Class A Stock                                  2,057,254

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION

                                                                PAGE
                                                                ----
  Item 1. Unaudited Financial Statements
          Consolidated Balance Sheets                             3
          Consolidated Statements of Earnings                     4
          Consolidated Statements of Stockholders' Equity         5
          Consolidated Statements of Cash Flows                   6
          Notes to Consolidated Financial Statements              7

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations         11

Part II  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       16

  Signatures                                                     17

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                              September 30,             December 31,
Assets                                                                                            2000                      1999
                                                                                              (Unaudited)
                                                                                             -------------             ------------
Investments:
   Fixed maturities-available for sale at fair value (Cost of $78,689,071
   in 2000 and $89,290,810 in 1999)                                                            $77,969,589               87,826,920
   Equity securities, at fair value (Cost of $2,561,512 in 2000 and 1999)                        2,132,546                1,614,763
   Mortgage loans                                                                                  297,368                        -
   Short-term investments, at cost which approximates fair value                                 2,346,567                  518,557
                                                                                               -----------             ------------
     Total investments                                                                          82,746,070               89,960,240
Cash and cash equivalents                                                                        3,280,099                7,054,911
Accrued interest receivable                                                                      1,219,094                1,324,356
Reinsurance recoverable                                                                            753,029                3,924,064
Receivables, net                                                                                 4,588,764                2,823,381
Income tax refund receivable                                                                       277,019                  173,465
Prepaid expenses                                                                                   247,359                  106,049
Deferred income taxes                                                                              913,491                1,560,324
Property & equipment, net                                                                       12,560,332               12,675,956
Deferred policy acquisition costs                                                                1,606,888                1,323,780
Other assets                                                                                     3,448,675                2,360,366
Intangibles, net                                                                                 2,323,730                2,568,719
                                                                                              ------------            -------------
                                                                                              $113,964,550              125,855,611
                                                                                              ============              ===========
Liabilities & Stockholders' Equity

Accounts payable                                                                                 3,071,744                1,923,081
Reserves for losses and loss adjustment expenses                                                27,728,862               38,544,491
Unearned premiums                                                                                5,748,725                5,262,468
Collateral held                                                                                  8,416,553               11,954,554
Accrued liabilities                                                                              1,713,362                1,251,305
Long-term debt                                                                                  29,598,968               30,792,720
                                                                                                ----------              -----------
     Total liabilities                                                                          76,278,214               89,728,619

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 567,148
      and 584,828 shares issued and outstanding)                                                   567,148                  584,828
   Class A Stock (No par value; 10,000,000 shares authorized; 2,232,254
      and 2,304,587 shares issued and outstanding)                                               2,232,254                2,304,587
   Retained earnings                                                                            36,035,464               35,151,966
   Accumulated other comprehensive income (loss)                                                (1,148,530)              (1,914,389)
                                                                                              ------------              ------------
   Total stockholders' equity                                                                   37,686,336               36,126,992
                                                                                              ------------             ------------
                                                                                              $113,964,550              125,855,611
                                                                                               ===========              ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)


                                                        Three months ended,                   Nine months ended
                                                           September 30,                        September 30,
                                                           -------------                        -------------
                                                    2000                 1999                 2000                 1999
                                                 -----------          -----------          -----------          -----------
Earned premiums                                  $ 2,310,467            2,433,719            6,778,573            7,179,432
Contract revenues                                  3,840,853            2,681,087            9,551,338            7,284,683
Investment income, net                             1,147,016            1,378,914            3,506,164            4,105,995
Net realized capital gains (losses)                   (6,325)              (1,530)            (114,879)             345,262
Other income                                         372,445              510,526              800,280              928,242
                                                 -----------          -----------          -----------          -----------
                                                   7,664,456            7,002,716           20,521,476           19,843,614
                                                 -----------          -----------          -----------          -----------


Losses and loss adjustment expenses                  394,324              395,991            1,228,109            1,302,805
Amortization of policy acquisition costs             698,137              640,939            1,683,497            1,510,185
Cost of contract revenues                          3,592,296            2,522,333            8,942,869            6,498,742
General and administrative expenses                1,263,964            1,409,822            3,811,856            4,270,062
Interest expense                                     798,508            1,061,299            2,276,365            2,876,424
                                                 -----------          -----------          -----------          -----------
                                                   6,747,229            6,030,384           17,942,696           16,458,218
                                                 -----------          -----------          -----------          -----------


Earnings before income taxes                         917,227              972,332            2,578,780            3,385,396

Income taxes
   Federal                                           354,868              274,286              808,505              872,016
   State                                              15,000               15,000               50,000               55,000
                                                 -----------          -----------          -----------          -----------
                                                     369,868              289,286              858,505              927,016
                                                 -----------          -----------          -----------          -----------

Net earnings                                     $   547,359              683,046            1,720,275            2,458,380
                                                 ===========          ===========          ===========          ===========



Basic earnings per share                         $       .20                  .23                  .60                  .83

Diluted earnings per share                       $       .19                  .22                  .60                  .75



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                           September 30, 1999 and 2000

                                                                                                      Accumulated
                                         Common        Class A           Additional                       other           Total
                                         stock par     stock par           paid-in      Retained     comprehensive   stockholders'
                                         value            value            capital      earnings         income          equity
                                        -----------    ------------      ----------   ------------    ------------    ------------
Balance as of December 31, 1998            $592,088      $2,460,808          $   --    $34,074,538        $495,492     $37,622,926
Comprehensive income:
  Net unrealized losses on debt
     and equity securities                       --              --              --             --      (1,701,197)     (1,701,197)
  Net earnings                                   --              --              --      2,458,380              --       2,458,380
                                                                                                                      ------------
Total comprehensive income                                                                                                 757,183

Acquisition and retirement of 7,260
     shares of Common Stock                  (7,260)             --              --       (142,478)             --        (149,738)
Acquisition and retirement of 139,221            --        (139,221)       (350,250)    (1,482,067)             --      (1,971,538)
     shares of Class A Stock
Issuance of 15,000 shares of Class A
     Stock pursuant to investment
     agreement                                   --          15,000         206,250             --              --         221,250
Issuance of 18,000 shares of Class A
     Stock pursuant to stock options             --          18,000         144,000             --              --         162,000
                                        -----------    ------------    ------------   ------------    ------------    ------------
Balance as of September 30, 1999           $584,828      $2,354,587          $   --    $34,908,373     $(1,205,705)    $36,642,083
                                        ===========    ============    ============   ============    ============    ============


Balance as of December 31, 1999            $584,828      $2,304,587          $   --    $35,151,966    $(1,914,389)     $36,126,992
Comprehensive income:
  Net unrealized gains on debt and
      equity securities, net of tax              --              --              --             --         765,859         765,859
  Net earnings                                   --              --              --      1,720,275              --       1,720,275
                                                                                                                      ------------
Total comprehensive income                                                                                               2,486,134

Acquisition and retirement of 17,680
     shares of Common Stock                 (17,680)             --              --       (318,240)             --        (335,920)
Acquisition and retirement of 72,333
     shares of Class A Stock                     --         (72,333)             --       (518,537)             --        (590,870)
                                        -----------    ------------    ------------   ------------    ------------    ------------
Balance as of September 30, 2000           $567,148      $2,232,254          $   --    $36,035,464    $(1,148,530)     $37,686,336
                                        ===========    ============    ============   ============    ============    ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999

                                                                        2000            1999
                                                                        ----             ----
Cash flows from operating activities:
    Net earnings                                                   $  1,720,275       2,458,380
    Adjustments to reconcile net earnings to net cash (used for)
      provided by operating activities:
      Depreciation and amortization                                   1,180,261       1,407,835
      Net realized capital (gains) losses                               114,879        (345,262)
      Changes in:
         Accrued interest receivable                                    105,262        (184,500)
         Reinsurance recoverable                                      3,171,035        (523,309)
         Receivables, net                                            (1,765,383)        487,129
         Deferred policy acquisition costs                             (283,108)         28,774
         Prepaid expenses and other assets                           (1,240,509)        494,711
         Accounts payable and accrued liabilities                     1,610,720          90,677
         Reserves for losses and loss adjustment expenses           (10,815,629)     (3,895,384)
         Collateral held                                             (3,538,001)     (4,156,488)
         Income taxes, net                                              543,279         347,330
         Unearned premiums                                              486,257        (726,534)
                                                                   ------------    ------------
             Net cash used for operating activities                  (8,710,662)     (4,516,641)
                                                                   ------------    ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                           9,251,178      53,006,633
      Fixed maturities-matured                                        8,651,000       9,779,136
      Equity securities                                                 325,000              --
      Short-term investments                                         13,230,100     131,000,241
    Purchases of:
      Fixed maturities                                               (7,873,333)    (65,461,977)
      Equity securities                                                (821,250)        (24,405)
      Mortgages                                                        (297,368)
      Short-term investments                                        (15,058,110)   (124,694,884)
    Capital expenditures                                               (350,825)       (244,296)
                                                                   ------------    ------------
         Net cash provided by investing activities                    7,056,392       3,360,448
                                                                   ------------    ------------

Cash flows from financing activities:
    Borrowings under line of credit                                          --       9,000,000
    Payments under line of credit                                            --      (4,500,000)
    Payments on long-term debt                                       (1,193,752)     (5,415,417)
    Issuance of long-term debt                                               --       4,500,000
    Issuance of Class A Stock                                                --         162,000
    Payments for acquisition & retirement of stock                     (926,790)     (2,121,285)
                                                                   ------------    ------------
         Net cash used for financing activities                      (2,120,542)      1,625,298
                                                                   ------------    ------------

Net increase (decrease) in cash                                      (3,774,812)        469,105

Cash at beginning of period                                           7,054,911       2,306,232
                                                                   ------------    ------------

Cash at end of period                                              $  3,280,099       2,775,337
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 2000 and 1999. The Convertible Notes were anti-dilutive in 2000.

                                                                              Average
                                                                               Shares          Per-Share
                                                     Earnings               Outstanding          Amount
                                                     --------               -----------          ------
2000:
Basic EPS:
         Earnings available to stockholders         $1,720,275               2,847,641               $.60

         Effect of Dilutive Securities:
           Stock options                            $      ---                  38,405
                                                    ------------            -----------
Diluted EPS:
         Earnings available to stockholders         $1,720,275               2,886,046               $. 60
                                                    ==========               =========             ==========
1999:
Basic EPS:
         Earnings available to stockholders         $2,458,380               2,975,228               $.83

         Effect of Dilutive Securities:
           Stock options                                   --                   64,758
           Convertible Note                          $876,645                1,400,000
                                                     ---------               ---------
Diluted EPS:
         Earnings available to stockholders         $3,335,025               4,439,986               $.75
                                                    ==========              ==========           =========

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2000 and 1999 was $315,224 and $579,684, respectively. Interest paid for the nine months ended September 30, 2000 and 1999 was $1,745,660 and $2,255,552, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the nine months ended September 30, 2000 and 1999:

                                                                                                   2000          1999
                                                                                                 ---------    ----------
Unrealized gains (losses) on investments:
    Unrealized holding gain (loss) arising during period                                         $ 690,039    (1,473,324)
    Less reclassification adjustment for gains (losses) included in net income, net of
    income tax expense (benefit) of ($39,059) and $117,389 and for 2000 and 1999, respectively     (75,820)      227,873
                                                                                                 ---------    ----------
Other comprehensive income (loss)                                                                $ 765,859    (1,701,197)
                                                                                                 =========    ==========

(5) Future Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends the accounting and reporting standards of FAS 133. However, in June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS No. 137 allows entities which have not adopted SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement should not be applied retroactively to financial statements of prior periods. The Company adopted the deferral provisions of SFAS No. 137, effective January 1, 2000. Management does not expect that SFAS No. 133, as amended, will have a material effect on the Company's results of operations or financial condition in future periods.

(6) Segment Reporting

The Company has three reportable operating segments: ACSTAR Bonding, United Coastal Liability Insurance and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

  ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain Connecticut and leases office space to its insurance subsidiaries as well as to third parties.

  The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 2000 and 1999 is summarized as follows:

                                                Three Months ended         Nine Months ended
                                                ------------------         -----------------
                                            2000          1999          2000         1999
                                         ----------   -----------   -----------   ----------
Revenues:
  ACSTAR Bonding                         $1,579,633     1,665,867   $ 4,602,571    4,465,604
  United Coastal Liability Insurance      1,769,338     2,025,355     5,220,072    6,787,637
  ACMAT Contracting                       4,846,905     3,823,081    12,910,111   10,405,763
                                         ----------   -----------   -----------   ----------
                                         $8,195,876     7,514,303   $22,732,754   21,659,004
                                         ==========   ===========   ===========   ==========
Operating Earnings:
  ACSTAR Bonding                         $  587,495       843,898   $ 1,577,952    2,085,380
  United Coastal Liability Insurance        892,461     1,070,779     2,453,860    3,653,158
  ACMAT Contracting                         344,742       211,666     1,151,107      796,144
                                         ----------   -----------   -----------   ----------
                                         $1,824,698     2,126,343   $ 5,182,919    6,534,682
                                         ==========   ===========   ===========   ==========

Depreciation and Amortization:
  ACSTAR Bonding                         $  131,065       110,143   $   391,649      324,851
  United Coastal Liability Insurance         90,795       110,611       291,524      275,336
  ACMAT Contracting                         166,059       284,397       497,088      807,648
                                         ----------   -----------   -----------   ----------
                                         $  387,919       505,151   $ 1,180,261    1,407,835
                                         ==========   ===========   ===========   ==========


Identifiable Assets:                       September 30, 2000       December 31, 1999
                                           ------------------       -----------------
ACSTAR Bonding                               $ 40,331,063            44,594,402
United Coastal Liability Insurance             55,905,861            63,335,872
ACMAT Contracting                              17,727,626            17,925,337
                                             ------------           -----------
                                             $113,964,550           125,855,611
                                             ============           ===========

The components of revenue for each segment for the three and nine-month periods ended September 30, 2000 and 1999 are as follows:

                                                             Three Months Ended                      Nine Months Ended
                                                             ------------------                      -----------------
                                                   2000                    1999                    2000                  1999
                                                -----------            ------------            ------------            ----------
 ACSTAR Bonding:
   Premiums                                     $ 1,272,951               1,343,337            $  3,634,041             3,433,447
   Investment income, net                           305,942                 327,646                 949,489               967,841
   Capital gains/(losses)                            (5,622)                 (1,530)                 (5,622)               64,175
   Other income (expense)                             6,362                  (3,586)                 24,663                   141
                                                -----------            ------------            ------------            ----------
                                                $ 1,579,633               1,665,867            $  4,602,571             4,465,604
                                                ===========            ============            ============            ==========


 United Coastal Liability Insurance:
   Premiums                                     $ 1,037,516               1,090,382            $  3,144,532             3,745,985
   Investment income, net                           728,235                 930,472               2,174,141             2,731,038
   Equity income (loss) from limited
      partnership investment                             --                      --                      --                10,587
   Capital gains/(losses)                              (703)                     --                (109,257)              281,087
   Other income                                       4,290                   4,503                  10,656                18,940
                                                -----------            ------------            ------------            ----------
                                                $ 1,769,338               2,025,357            $  5,220,072             6,787,637
                                                ===========            ============            ============            ==========

 ACMAT Contracting:
   Contract revenues                            $ 3,840,853               2,681,087            $  9,551,338             7,284,683
   Investment income, net                             5,812                   5,960                  52,824                31,348
   Intersegment revenue:
     Rental income                                  305,341                 303,340                 955,093               951,296
     Underwriting services and agency
        commissions                                 333,106                 334,203               1,296,426             1,240,393
   Other income                                     361,793                 498,491               1,054,430               898,043
                                                -----------            ------------            ------------            ----------
                                                $ 4,846,905               3,823,081            $ 12,910,111            10,405,763
                                                ===========            ============            ============            ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                            Three Months Ended                      Nine Months Ended
                                                            ------------------                      -----------------
                                                  2000                    1999                    2000                   1999
                                               -----------            ------------            ------------            -----------
Revenue:
     Total revenue for reportable segments     $ 8,195,876               7,514,303            $ 22,732,754             21,659,004
     Intersegment eliminations                    (531,420)               (511,587)             (2,211,278)            (1,815,390)
                                               -----------            ------------            ------------            -----------
                                               $ 7,664,456               7,002,716            $ 20,521,476             19,843,614
                                               ===========            ============            ============            ===========

Operating Earnings:
     Total operating earnings for
        reportable segments                    $ 1,824,698               2,126,343            $  5,182,919              6,534,682
     Interest expense                             (798,508)             (1,061,299)             (2,276,365)            (2,876,424)
     Other operating expenses                     (108,963)                (92,712)               (327,774)              (272,862)
                                               -----------            ------------            ------------            -----------
                                               $   917,227                 972,332            $  2,578,780              3,385,396
                                               ===========            ============            ============            ===========



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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $547,359 for the three months ended September 30, 2000 compared to $683,046 for the same period a year ago. Net earnings for the nine months ended September 30, 2000 were $1,720,275 compared to $2,458,380 for the nine months ended September 30, 1999. The decrease in net earnings for the nine months ended September 30, 2000 compared to the 1999 net earnings was due primarily to the realized capital losses in 2000 compared with capital gains in 1999. The decrease in interest expense related to the reduction of long-term debt was partially offset by the decrease in investment income.

Revenues were $7,664,456 for the three months ended September 30, 2000 compared to $7,002,716 for the same period in 1999. Revenues were $20,521,476 for the nine months ended September 30, 2000 compared to $19,843,614 for the same period in 1999. Earned premiums were $2,310,467 for the three months ended September 30, 2000 compared to $2,433,719 for the same period a year ago. Earned premiums were $6,778,573 for the nine months ended September 30, 2000 compared to $7,179,432 for the same period in 1999. Contract revenues were $3,840,853 for the three months ended September 30, 2000 compared to $2,681,087 for the same period a year ago. Contract revenues were $9,551,338 for the nine months ended September 30, 2000 compared to $7,284,683 for the nine months ended September 30, 1999. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $1,147,016 for the three months ended September 30, 2000 compared to $1,378,914 for the same period in 1999. Investment income was $3,506,164 for the nine months ended September 30, 2000 compared to $4,105,995 for the same period in 1999. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. Realized capital losses for the three months ended September 30, 2000 were $6,325 compared to realized capital losses of $1,530 for the same period a year ago. Net realized capital losses were $114,879 for the nine months ended September 30, 2000 compared to net realized capital gains of $345,262 for the same period a year ago.

Other income was $372,445 for the three months ended September 30, 2000 compared to $510,526 for the same period in 1999. Other income was $800,280 for the nine months ended September 30, 2000 compared to $928,242 for the nine months ended September 30, 1999. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $394,324 for the three months ended September 30, 2000 compared to $395,991 for the same period a year ago. Losses and loss adjustment expenses were $1,228,109 for the nine months ended September 30, 2000 compared to $1,302,805 for the same period a year ago. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums. Amortization of policy acquisition costs were $698,137 for the three months ended September 30, 2000 compared to $640,939 for the same period in 1999. Amortization of policy acquisition costs were $1,683,497 for the nine months ended September 30, 2000 compared to $1,510,185 for the nine months ended September 30, 1999. The increase in amortization of policy acquisition costs is primarily attributable to the increased rate of commissions paid to agents.

Costs of contract revenues were $3,592,296 for the three months ended September 30, 2000 compared to $2,522,333 for the same period a year ago, representing gross profit margin 6.5% and 5.9%, respectively. Costs of contract revenues were $8,942,869 for the nine months ended September 30, 2000 compared to $6,498,742 for the same period a year ago, representing gross profit margins of 6.4% and 10.8%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,263,964 for the three months ended September 30, 2000 compared to $1,409,822 for the same period a year ago. General and administrative expenses were $3,811,856 for the nine months ended September 30, 2000 compared to $4,270,062 for the nine months ended September 30, 1999. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization of intangibles and a decrease in bad debt expense offset in part by an increase in salary expense.

Interest expense was $798,508 for the three months ended September 30, 2000 compared to $1,061,299 for the same period in 1999. Interest expense was $2,276,365 for the nine months ended September 30, 2000 compared to $2,876,424 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt. During 1999, the Company repaid and refinanced long-term debt.

Income tax expense was $369,868 for the three months ended September 30, 2000 compared to $289,286 for the same period a year ago representing effective tax rates of 40.3% and 29.8%, respectively. Income tax expense was $858,505 for the nine months ended September 30, 2000 compared to $927,016 for the same period a year ago, representing effective tax rates of 33.3% and 27.4%, respectively. The fluctuation in the effective tax rate is due to tax exempt interest income making up a smaller portion of taxable income in 2000.

Results of Operations by Segment:


ACSTAR BONDING:               Three Months ended September 30,          Nine Months ended September 30,
                               --------------------------------        -------------------------------
                                2000                1999                 2000                1999
                             ----------           ---------           ----------           ---------
Revenue                      $1,579,633           1,665,867           $4,602,571           4,465,604
Operating Earnings           $  587,495             843,898           $1,577,952           2,085,380

Revenues for the ACSTAR Bonding segment were $1,579,633 for the three months ended September 30, 2000 compared to $1,665,867 for the same period in 1999. Revenues for the ACSTAR Bonding segment were $4,602,571 for the nine months ended September 30, 2000 compared to $4,465,604 for the nine months ended September 30, 1999. Net written premiums were $1,229,862 for the three months ended September 30, 2000 compared to $1,059,979 for the three months ended September 30, 1999. Net written premiums were $3,644,107 for the nine months ended September 30, 2000 compared to $3,334,936 for the same period a year ago. Earned premiums were $1,272,951 for the three months ended September 30, 2000 compared to $1,343,337 for the three months ended September 30, 1999. Earned premiums were $3,634,041 for the nine months ended September 30, 2000 compared to $3,433,447 for the nine months ended September 30, 1999.

The net written premiums and earned premiums for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 reflect the Company's new reinsurance treaty. Effective May 1, 2000, the Company cedes significantly more of its bond exposure than under its previous reinsurance treaties. Such reinsurance is applicable on a per principal basis for losses in excess of $1,000,000 up to $13,000,000. Prior to May 1, 2000, reinsurance was applicable to losses in excess of $2,000,000 on a per bond basis with the Company retaining approximately $5,000,000 of losses up to $13,000,000.

ACSTAR has experienced a significant increase in surety business submitted by agents during 2000 as a result of developing stronger relationships with selected agents. The Company believes it has been able to maintain its pricing levels and its underwriting criteria during 2000.

Investment income was $305,942 for the three months ended September 30, 2000 compared to $327,646 for the same period a year ago. Investment income was $949,489 for the nine months ended September 30, 2000 compared to $967,840 for the nine months ended September 30, 1999. The investment income reflects a decrease in invested assets offset by an increase in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $587,495 for the three months ended September 30, 2000 compared to $843,898 for the same period in 1999. Operating earnings for the nine months ended September 30, 2000 were $1,577,952 compared to $2,085,380 for the nine months ended September 30, 1999. The decrease in 2000 operating earnings compared to 1999 operating earnings reflects the Company's new reinsurance program and an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $64,925 for the three months ended September 30, 2000 compared to $67,167 for the same period a year ago. Losses and loss adjustment expenses were $196,413 for the nine months ended September 30, 2000 compared to $171,672 for the same period a year ago. Amortization of policy acquisition costs were $551,030 for the three months ended September 30, 2000 compared to $462,165 for the same period in 1999. Amortization of policy acquisition were $1,479,278 for the nine months ended September 30, 2000 compared to $1,066,676 for the same period a year ago. The increase in amortization of policy acquisition costs in 2000 compared to 1999 is primarily attributable to the increased rate of commissions paid to agents.

General and administrative expenses were $376,183 for the three months ended September 30, 2000 compared to $292,637 for the same period a year ago. General and administrative expenses were $1,348,928 for the nine months ended September 30, 2000 compared to $1,141,876 for the same period a year ago. The increase in general and administrative expenses is due primarily to the implementation of a Funds Administration Agreement with ACMAT. ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations.

       UNITED COASTAL LIABILITY INSURANCE:

                                Three Months ended September 30,        Nine Months ended September 30,
                               --------------------------------         -------------------------------
                               2000                1999                 2000                1999
                             ----------           ---------           ----------           ---------
Revenue                      $1,769,338           2,025,355           $5,220,072           6,787,637
Operating Earnings           $  892,461           1,070,779           $2,453,860           3,653,158

Revenues for the United Coastal Liability Insurance segment were $1,769,338 for the three months ended September 30, 2000 compared to $2,025,355 for the same period in 1999. Revenues for the United Coastal Liability Insurance segment were $5,220,072 for the nine months ended September 30, 2000 compared to $6,787,637 for the nine months ended September 30, 1999. The 2000 decrease in revenue reflects a decrease in earned premiums and investment income compared to 1999. Net written premiums were $502,866 for the three months ended September 30, 2000 compared to $501,498 for the three months ended September 30, 1999. Net written premiums were $3,170,425 for the nine months ended September 30, 2000 compared to $3,277,533 for the same period a year ago. Earned premiums were $1,037,516 for the three months ended September 30, 2000 compared to $1,090,382 for the three months ended September 30, 1999. Earned premiums were $3,144,532 for the nine months ended September 30, 2000 compared to $3,745,985 for the nine months ended September 30, 1999. The decrease in revenues reflect the Company's strategy to maintain its conservative underwriting standard in the Company's casualty insurance market and use of invested assets to reduce Company debt.

Investment income was $728,235 for the three months ended September 30, 2000 compared to $919,883 for the same period a year ago. Investment income was $2,174,141 for the nine months ended September 30, 2000 compared to $2,731,038 for the nine months ended September 30, 1999. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital losses were $703 for the three months ended September 30, 2000, as compared to no realized capital gains for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $892,461 for the three months ended September 30, 2000 as compared to $1,070,779 for the same period in 1999. Operating earnings for the nine months ended September 30, 2000 were $2,453,860 compared to $3,653,158 for the nine months ended September 30, 1999. The decrease in 2000 operating earnings compared to 1999 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $329,399 for the three months ended September 30, 2000 compared to $328,824 for the same period a year ago. Losses and loss adjustment expenses were $1,031,696 for the nine months ended September 30, 2000 compared to $1,131,133 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $321,980 for the three months ended September 30, 2000 as compared to $345,693 for the same period in 1999. Amortization of policy acquisition were $981,776 for the nine months ended September 30, 2000 compared to $1,140,257 for the same period a year ago. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $225,498 for the three months ended September 30, 2000 compared to $280,059 for the same period a year ago. General and administrative expenses were $752,740 for the nine months ended September 30, 2000 compared to $863,089 for the same period a year ago. The decrease in general and administrative expenses reflect the overall decrease in business activities.

ACMAT CONTRACTING:           Three Months ended September 30          Nine Months ended September 30,
                             -------------------------------          -------------------------------
                               2000                  1999                2000                 1999
                             ----------           ---------           -----------           ----------
Revenue                      $4,846,905           3,823,081           $12,910,111           10,405,763
Operating Earnings           $  344,742             211,666           $ 1,151,107              796,144


Revenues for the ACMAT Contracting segment were $4,846,905 for the three months ended September 30, 2000 compared to $3,823,081 for the same period in 1999. Revenues were $12,910,111 for the nine months ended September 30, 2000 compared to $10,405,763 for the same period a year ago. The 2000 increase in revenue reflects an increase in contract revenues compared to 1999. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid. The Company's construction backlog at September 30, 2000 was approximately $14,500,000 compared to approximately 10,100,000 at December 31, 1999.

Operating earnings for the ACMAT Contracting segment were $344,742 for the three months ended September 30, 2000 compared to $211,666 for the same period a year ago. Operating earnings were $1,151,107 for the nine months ended September 30, 2000 compared to $796,144 for the nine months ended September 30, 1999. The increase in 2000 operating earnings compared to 1999 operating earnings is due primarily to the implementation of the Funds Administration Agreement with ACSTAR during the second quarter of 2000 offset in part by reduced gross margins on the 2000 projects.

Cost of contract revenues were $3,592,296 for the three months ended September 30, 2000 compared to $2,512,333 for the same period in 1999 representing gross profit margin of 6.5% and 6.3%, respectively. Cost of contract revenues were $8,942,869 for the nine months ended September 30, 2000 compared to $6,498,742 for the same period a year ago, representing gross profit margins of 6.4% and 10.8%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $909,867 for the three months ended September 30, 2000 compared to $1,089,081 for the same period a year ago. General and administrative expenses were $2,816,135 for the nine months ended September 30, 2000 compared to $3,110,877 for the same period a year ago. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in the amortization of intangibles.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 2000 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 18.1% and 18.1% for the nine-month periods ended September 30, 2000 and 1999, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 61.4% and 57.1% for the nine month period ended September 30, 2000 and 1999, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 79.5% and 75.2% for the nine-month period ended September 30, 2000 and 1999, respectively. The increase in the 2000 combined ratio results primarily from the increase in commissions paid.

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

The Company used cash flow for operations of $8,710,662 for the nine-month period ended September 30, 2000 compared to $4,516,641 for the same period in 1999. Net cash flows used for operations in 2000 were used principally for payment of losses and loss adjustment expenses and the return of collateral. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first nine-months of 2000 amounted to $7,056,392 compared to $3,360,448 for the same period in 1999. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 2000.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of September 30, 2000.

During the nine-month period ended September 30, 2000, the Company purchased in the open market and privately negotiated transactions, 17,680 shares of its Common Stock at an average price of $19.00. During the nine-month period ended September 30, 2000, the Company also purchased, in the open market and privately negotiated transactions, 72,333 shares of its Class A Stock at an average price of $8.17 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $10,077,000 in 2000. The dividend limitation has increased from previous disclosures because of an adjustment to reduce excess of statutory reserves over statement reserves and similar increase to unassigned surplus.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 2000 was above the level which might require regulatory action.

Part II - Other Information


Item - Exhibits and Reports on Form 8-K

  a.  Exhibits -
         27. Financial Data Schedule

  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACMAT CORPORATION


Date:  November 14, 2000                  /s/ Henry W. Nozko,  Sr.
                                          ----------------------------
                                              Henry W. Nozko, Sr.,
                                              President and Chairman



Date:  November 14, 2000                  /s/ Henry W. Nozko, Jr.
                                          ----------------------------
                                              Henry W. Nozko, Jr.,
                                              Executive Vice President
                                              Chief Operating Officer,
                                              and Treasurer


Date:  November 14, 2000                  /s/ Michael P. Cifone
                                          ----------------------------
                                              Michael P. Cifone
                                              Vice President - Finance
                                              (Principal Financial and
                                              Accounting Officer)