Form 10-K
period 2000-12-31
ACMAT CORP
filed 2001-03-30
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________


                  Commission file number  0 - 6234

                                ACMAT CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Connecticut                                   06-0682460
--------------------------                           ---------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

233 Main Street
New Britain, Connecticut                               06050-2350
-------------------------                              -----------
(Address of principal executive offices)                (Zip Code)


               Registrant's telephone number, including area code
                                 (860) 229-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock, without par value
                                               Class A Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [XX]     No  [_]


The aggregate market value as of March 15, 2001 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $15,980,458.

As of March 15, 2001 there were 557,589 shares of the registrant's Common Stock and 1,952,254 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                                    PART I
Item 1.  Business                                                                                            3
       General                                                                                               3
       Financial Information about Operating Segments                                                        3
                United Coastal Liability Insurance                                                           3
                ACSTAR Bonding                                                                               5
                Insurance and Bonding Performance Ratios                                                     5
                Underwriting                                                                                 6
                Reinsurance                                                                                  6
                Claims                                                                                       6
                Reserves for Losses and Loss Adjustment Expenses                                             6
                IRIS Ratios                                                                                  9
                A.M. Best Ratings                                                                            9
                Risk-Based Capital                                                                           9
         ACMAT Contracting                                                                                   9
                General                                                                                      9
                Backlog                                                                                      9
                Materials                                                                                   10
                Contract Acquisition                                                                        10
                Warranty                                                                                    10
                Asbestos Abatement Operations                                                               10
         Marketing                                                                                          10
         Competition                                                                                        11
         Regulation                                                                                         11
         Investments                                                                                        12
         Environmental Compliance                                                                           14
         Employees                                                                                          14

Item 2. Properties                                                                                          14

Item 3. Legal Proceedings                                                                                   14

Item 4. Submission of Matters to a Vote of Security Holders                                                 14

                                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters                            15

Item 6. Selected Financial Data                                                                             15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations               16
         Reserves for Losses and Loss Adjustment Expenses                                                   18
         Liquidity and Capital Resources                                                                    19
         Regulatory Environment                                                                             19

Item 7a. Quantatative and Qualitative Discussions about Market Risk                                         20

Item 8. Financial Statements and Supplementary Data                                                         21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                48

                                                   PART III

Item 10. Directors and Executive Officers of the Registrant                                                 48

Item 11. Executive Compensation                                                                             51

Item 12. Security Ownership of Certain Beneficial Owners and Management                                     53

Item 13. Certain Relationships and Related Transactions                                                     54

                                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    54

                                     PART I
                                ITEM 1. BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverage for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance such as products liability. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of general, professional, environmental and other liability insurance primarily to environmental contractors and specialty trade contractors and architects, engineers and other professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and all forms of commercial surety. Both United Coastal Insurance and ACSTAR Insurance are rated A- (excellent) by The A.M. Best Co., Inc. ("A.M. Best").

The Company is also engaged in construction contracting which consists of interior contracting services involving the design and furnishing of building interiors and asbestos abatement services for commercial, industrial and institutional buildings.

Financial Information about Operating Segments

Financial information relating to the three business segments is set forth in
Note 15 to the consolidated financial statements on page 39 of this document.

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


                                                    Year
                                              Ended December 31,
                                   -------------------------------------
                                    2000           1999           1998
                                   ------         ------         ------
GAAP Ratios:
    Loss ratio                       16.4%          17.6%          19.6%
    Expense ratio                    58.9           56.6           51.8
                                   ------         ------         ------
    GAAP combined ratio              75.3           74.2           71.4
                                   ======         ======         ======
Statutory Ratios:
   Loss ratio                        16.4           17.6           19.9
   Expense ratio                     63.6           63.3           59.2
                                   ------         ------         ------
   Statutory combined ratio          80.0%          80.9%          79.1%
                                   ======         ======         ======

The increase in the combined GAAP ratio over the past three years results primarily from the decline in written premiums partially offset by the release of reserves on older underwriting years. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over fifty years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience. Historically, the Company has issued policies and bonds to fewer than twenty-five percent of its applicants.

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

                                         2000                 1999                 1998
                                     ------------         ------------         ------------
Balance at January 1                 $ 38,544,491         $ 43,115,062         $ 48,900,713
 Less reinsurance recoverable           3,924,064            2,224,116            3,478,121
                                     ------------         ------------         ------------
 Net balance at January 1              34,620,427           40,890,946           45,422,592

Incurred related to:
         Current year                   2,441,000            3,091,120            4,508,667
         Prior years                     (934,092)          (1,418,233)          (2,321,939)
                                     ------------         ------------         ------------
Total incurred                          1,506,908            1,672,887            2,186,728
Payments related to:
         Current year                     791,546               81,569               18,260
         Prior years                    8,605,571            7,861,837            6,700,114
                                     ------------         ------------         ------------
Total Payments                          9,397,117            7,943,406            6,718,374

Net balance at December 31             26,730,218           34,620,427           40,890,946
 Plus reinsurance recoverable           2,580,388            3,924,064            2,224,116
                                     ------------         ------------         ------------
 Balance at December 31              $ 29,310,606         $ 38,544,491         $ 43,115,062
                                     ============         ============         ============

The decrease of incurred losses and loss adjustment expenses of prior years represents a release of surety loss reserves on older years that are no longer needed and a reallocation of reserves among accident years. Management believes that the reserves for losses and loss adjustment expense are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

As of December 31, 2000, 1999 and 1998 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $29,375,218, $40,715,475 and $49,758,263, respectively. As of December 31, 2000, 1999 and
1998 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $29,310,606, $38,544,491 and $43,115,062, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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

                               1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
                              ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                              (thousands)
Liability for unpaid
 losses and loss
 adjustment expenses          21,378   26,234   29,240   30,437   36,726   41,363   44,119   45,423   40,891   34,620   26,730

Liability reestimated
 as of:

 One year later               21,378   26,234   29,240   30,437   35,825   40,193   43,282   43,106   37,816   33,503
 Two years later              21,378   26,234   29,240   28,337   34,659   37,872   40,865   35,698   36,741
 Three years later            21,378   26,234   26,000   27,170   29,913   35,354   33,359   33,735
 Four years later             21,378   22,094   24,833   23,550   27,193   28,149   30,999
 Five years later             16,642   20,927   22,284   20,880   19,486   25,057
 Six years later              15,475   18,841   19,914   13,673   16,254
 Seven years later            13,394   16,932   13,148   11,915
 Eight years later            12,845   11,761   11,163
 Nine years later             10,138   10,412
 Ten years later               9,588

Cumulative Redundancy
  (deficiency):               11,790   15,822   18,077   18,522   20,472   16,306   13,122   11,688    4,152    1,125

Paid (cumulative)
  as of:

 One year later                1,357    3,216    6,142    1,560    2,361    3,067    2,942    6,703    7,903    8,610
 Two years later               4,067    8,699    7,574    3,655    4,582    5,256    8,951   13,928   14,843
 Three years later             8,954    9,576    8,603    5,022    6,412    8,922   16,047   16,655
 Four years later             10,233   10,488    9,554    6,189    7,969   15,601   18,597
 Five years later             10,554   10,816    9,818    6,869   12,425   17,564
 Six years later              10,858   10,856   10,034    9,723   13,094
 Seven years later            10,874   10,949   10,761   10,296
 Eight years later            10,874   11,445   10,787
 Nine years later             10,884   11,449
 Ten years later              10,888

Gross liability -
  end of year                                            34,730   40,955   45,235   47,960   48,901   43,115   38,544   29,311
Reinsurance recoverable                                   4,293    4,229    3,872    3,841    3,478    2,224    3,924    2,581
                                                         ------   ------   ------   ------   ------   ------   ------   ------
Net liability - end of year                              30,437   36,726   41,363   44,119   45,423   40,891   34,620   26,730

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

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 2000, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value".

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 2000 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2000 was above the level which might require regulatory action.

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

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 2000 and 1999:

                                          December 31, 2000      December 31, 1999
                                          -----------------      -----------------
Total Number of Contracts.                            20                     13
Total unbilled contract amounts.             $16,800,000            $10,100,000
Number of contracts with unbilled
amounts in excess of $400,000.                         3                      4
Aggregate unbilled amount of
contracts in excess of $400,000.             $15,900,000            $ 9,800,000

The Company estimates that all of the December 31, 2000 backlog will be completed prior to December 31, 2001.

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

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 2000, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 2000, United Coastal Insurance paid $8,000,000 in dividends. At January 1, 2001, approximately $2,350,000 is available for the payment of dividends by United Coastal Insurance in 2001 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 2000, ACSTAR paid $2,500,000 in dividends to ACSTAR Holdings. At January 1, 2001, approximately $4,550,000 is available for the payment of dividends by ACSTAR Insurance in 2001 without the prior approval of the Illinois Insurance Department.

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

The Company invests in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summarizes the fair value fixed maturity investments portfolio at December 31, 2000 and 1999 (dollars in thousands):

                                                                               December 31,
                                                     -------------------------------------------------------------
                                                              2000                                  1999
                                                     ------------------------             ------------------------
                                                                       Percent                              Percent
                                                                          Of                                  Of
                                                      Amount            Total             Amount             Total
                                                     -------            -----             -------            -----
Fixed maturities available for sale (1):
  U.S. government and government
     agencies and authorities                        $17,271             22.7%            $18,569             20.6%
  State and political subdivisions                    28,341             37.2              36,608             40.7
  Industrial and Miscellaneous                        19,825             26.0              27,007             30.0
  Mortgage-backed securities                           4,934              6.5               5,643              6.3
                                                     -------            -----             -------            -----
Total fixed maturities available for sale             70,371             92.4              87,827             97.6
Equity securities(2)                                   2,221              2.9               1,615              1.8
Mortgages (3)                                            290               .4                  --               --
Short-term investments (4)                             3,249              4.3                 518               .6
                                                     -------            -----             -------            -----
Total investments                                    $76,131            100.0%            $89,960            100.0%
                                                     =======            =====             =======            =====

(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $70,488,000 at December 31, 2000 and $89,291,000 at December 31, 1999.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $2,560,000 at December 31, 2000 and $2,065,000 at December 31, 1999.

(3) Mortgage loans are carried at amortized cost which approximate fair value at December 31, 2000.

(4) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth the fair value of fixed maturities in the fixed maturity investment portfolio at December 31, 2000 and 1999 (dollars in thousands):

                                                                               December 31,
                                                     -------------------------------------------------------------
                                                              2000                                  1999
                                                     ------------------------             ------------------------
                                                                       Percent                              Percent
                                                                          Of                                  Of
                                                      Amount            Total             Amount             Total
                                                     -------            -----             -------            -----
Due in (1):

One year or less                                     $23,926              34.0%             16,908              19.3%
After one year through five years                     39,014              55.4              64,139              73.0%
After five years through ten years                     3,132               4.5               3,719               4.2%
After ten years                                        4,299               6.1               3,061               3 5%
                                                     -------             -----             -------             -----
                                                     $70,371             100.0%            $87,827             100.0%
                                                     =======             =====             =======             =====

      (1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2000, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 2000, 1999 and 1998 are shown in the following table (dollars in thousands):

                                               2000                 1999                 1998
                                             -------             --------             --------
            Invested assets (1)              $90,619             $111,559             $126,371
            Investment income (2)            $ 4,571             $  5,390             $  6,138

            Average yield                       5.04%                4.83%                4.86%

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

                                    EMPLOYEES

As of December 31, 2000, the Company employed approximately 30 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

ITEM 2. PROPERTIES

The Company and its subsidiaries occupy a 7 story office building located at 233 Main Street, in New Britain, Connecticut. ACMAT leases approximately 67% of the building to unaffiliated tenants. The office building is suitable and adequate for ACMAT's current and future requirements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

                                           2000                               1999

                                  HIGH              LOW               HIGH              LOW
COMMON STOCK
  1st Quarter                      19                19              20-5/8           20-1/2
  2nd Quarter                      19                19              20-1/2             19
  3rd Quarter                      19                17             20-7/16             20
  4th Quarter                      26                19                19               19

CLASS A STOCK
  1st Quarter                    13-1/16           6-1/8             16-1/4             15
  2nd Quarter                     8-3/4            7-1/8             15-1/4           14-3/4
  3rd Quarter                     8-3/8            6-1/2             14-7/8            7-1/2
  4th Quarter                      10             6-13/16              9               6-3/4

No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 15, 2001, there were 285 Common Stock shareholders of record and 639 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                       2000                1999                1998                1997                1996
                                  ------------        ------------        ------------        ------------        ------------
Revenues                          $ 26,341,755        $ 25,500,249        $ 28,752,273        $ 33,552,135        $ 37,035,305
Total Assets                       112,216,369         125,855,611         146,126,465         176,208,762         184,359,566
Long-Term Debt                      27,696,587          30,792,720          37,200,000          48,212,727          35,807,419
Stockholders'  Equity               37,483,665          36,126,992          37,622,926          39,577,739          49,702,404

Net Earnings                         2,224,317           3,013,723           2,120,529           4,456,949           5,293,111
Basic Earnings Per Share                   .80                1.02                 .66                1.29                1.56
Diluted Earnings Per Share                 .78                 .99                 .65                1.12                1.22

Note:  No cash dividends were paid during any of the periods above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS:


Net earnings were $2,224,317 in 2000, $3,013,723 in 1999 and $2,120,529 in 1998.
The decrease in 2000 net earnings compared to the 1999 net earnings was due in part to realized capital losses in 2000 compared with capital gains in 1999. The increase in 1999 net earnings compared to the 1998 net earnings was due to the improved gross margins in the contracting business, the elimination of the limited partnership in 1998 and the reduction in interest expense related to the reduction of long-term debt partially offset by the decrease in investment income. Net earnings included approximately $1,000,000 of loss in 1998 related to the Company's share of a limited partnership. The limited partnership invested in small cap equities and incurred the loss in 1998 due to volatility in the small cap market. The Company sold its investment in the limited partnership on December 31, 1998.

Revenues were $26,341,755 in 2000, $25,500,249 in 1999 and $28,752,273 in 1998.
The increase in 2000 revenues compared to the 1999 revenues is due primarily to an increase in contract revenues. Earned premiums were $9,215,904 in 2000, $9,414,192 in 1999 and $10,962,663 in 1998. The decrease in earned premiums over the past two years reflects the Company's strategy to avoid the unfavorable pricing in the Company's casualty insurance operations. Contract revenues were $11,790,207 in 2000, $9,223,457 in 1999 and $12,139,924 in 1998.
Contract revenue depends greatly on the successful securement of contracts bid.

Investment income was $4,570,927 in 2000, $5,389,732 in 1999 and $6,138,105 in
1998. The decrease in investment income was primarily related to a continued decrease in invested assets as the Company continues to reduce long-term debt. Net realized capital gains (losses) were ($123,125) in 2000, $252,190 in 1999 and $266,169 in 1998.

Other income (expense) was $887,842 in 2000, $1,220,678 in 1999 and ($754,588)
in 1998. Other income consists primarily of rental income. Other income in 1999 also included a one-time benefit of approximately $330,000. The fluctuations in other income (expense) are attributable to a pre-tax loss of approximately $1,400,000 in 1998 related to the Company's share of a limited partnership. The Company sold its investment in the limited partnership on December 31, 1998.

Losses and loss adjustment expenses were $1,506,908 in 2000, $1,672,887 in 1999 and $2,186,728 in 1998. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums and the release of surety loss reserves on older years that are no longer needed. Amortization of policy acquisition costs were $2,375,038 in 2000, $2,223,918 in 1999 and $2,112,857 in
1998. The increase in amortization of policy acquisition costs is primarily attributable to the increase in commissions paid to agents.

Costs of contract revenues were $11,006,382 in 2000, $8,261,408 in 1999 and $11,635,879 in 1998. The gross profit margins on construction projects were 6.6% in 2000, 10.4% in 1999 and 4.2% in 1998. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses were $4,997,849 in 2000, $5,385,409 in 1999 and $5,355,183 in 1998. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization expense. The increase in general and administrative expenses in 1999 compared to 1998 is due primarily to the increase in salary expense.

Interest expense was $2,982,824 in 2000, $3,738,740 in 1999 and $4,621,401 in
1998. The decrease in interest expense is due to the decrease in long-term debt.

Income tax expense was $1,248,437 in 2000, $1,204,164 in 1999 and $719,696 in
1998, representing effective tax rates of 35.9% 28.6% and 25.3%, respectively. The fluctuation in the effective tax rate reflects a one-time charge related to an IRS examination completed in 2000.


Results of Operations by Segment:

ACSTAR BONDING:                   2000              1999              1998
                              ----------        ----------        ----------
    Revenue                   $6,284,212        $6,227,462        $5,286,955
                              ----------        ----------        ----------

    Operating Earnings        $2,436,708        $2,968,882        $2,314,485
                              ----------        ----------        ----------

Revenues for the ACSTAR Bonding segment were $6,284,212 in 2000, $6,227,462 in 1999 and $5,286,955 in 1998. The 2000 increase in revenue reflects a slight increase in earned premium. The 1999 increase in revenue reflects a slight increase in earned premiums and investment income compared to 1998. Included in 1998 revenues is a pre-tax loss of approximately $570,000 for net loss of the limited partnership investment.

Investment income was $1,253,329 in 2000, $1,268,175 in 1999 and $1,169,977 in
1998. The slight decrease in 2000 investment income was primarily related to a continued decrease in invested assets offset in part by an increase in the effective yield on those invested assets. Net realized capital gains (losses) were $5,622 in 2000, $51,616 in 1999 and $68,040 in 1998.

Operating earnings for the ACSTAR Bonding segment were $2,436,708 in 2000, $2,968,882 in 1999 and $2,314,485 in 1998. The decrease in 2000 operating earnings compared to 1999 operating earnings reflects the Company's new reinsurance program and an increase in the amortization of policy acquisition costs. The increase in 1999 operating earnings compared to 1998 operating earnings is due primarily to an increase in earned premiums and investment income offset in part by an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $251,876 in 2000, $238,520 in 1999 and $230,912 in 1998. Amortization of policy acquisition costs were $2,001,561 in 2000, $1,543,783 in 1999 and $1,225,718 in 1998. The increase in amortization of policy acquisition costs in 2000 compared to 1999 is primarily attributable to the increase in direct written premiums and commissions paid to agents.

General and administrative expenses were $1,594,067 in 2000, $1,476,277 in 1999 and $1,515,840 in 1998. The increase in general and administrative expenses in 2000 compared to 1999 is due primarily to the implementation of a Funds Control Agreement with ACMAT. Under this agreement, ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations. The decrease in general and administrative expenses in 1999 compared to 1998 is due primarily to the decrease in bad debt expense.


United Coastal

LIABILITY INSURANCE:            2000              1999               1998
                             ----------        ----------        -----------
   Revenue                   $7,080,714        $8,529,279        $10,315,294
                             ----------        ----------        -----------
   Operating Earnings        $3,549,472        $4,578,802        $ 5,176,870
                             ----------        ----------        -----------

Revenues for the United Coastal Liability Insurance segment were $7,080,714 in 2000, $8,529,279 in 1999 and $10,315,294 in 1998. The 2000 decrease in revenue reflects a 12% decrease in earned premiums and a 16% decrease in investment income compared to 1999. The 1999 decrease in revenue reflects a 27% decrease in earned premiums and a 20% decrease in investment income compared to 1998. Included in 1998 revenues is a pre-tax loss of approximately $830,000 for net loss of the limited partnership investment. The decrease in revenues over the past two years reflects the Company's strategy to avoid the unfavorable pricing in the Company's casualty insurance market.

Investment income was $3,001,161 in 2000, $3,557,332 in 1999 and $4,430,026 in
1998. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains (losses) were ($117,503) in 2000, $200,574 in 1999 and $198,129 in 1998.

Operating earnings for the United Coastal Liability Insurance segment were $3,549,472 in 2000, $4,578,802 in 1999 and $5,176,870 in 1998. The decrease in
2000 operating earnings compared to 1999 operating earnings is due primarily to a decrease in earned premiums and investment income. The decrease in 1999 operating earnings compared to 1998 is due to a decrease in earned premiums.

Losses and loss adjustment expenses were $1,255,032 in 2000, $1,434,367 in 1999 and $1,955,816 in 1998. The decrease in losses and loss adjustment expenses is attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $1,303,916 in 2000, $1,528,179 in 1999 and $1,852,218 in
1998. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $972,294 in 2000, $987,931 in 1999 and $1,330,390 in 1998. The decrease in general and administrative expenses is due primarily to the overall decrease in business activities.

ACMAT CONTRACTING:                2000               1999               1998
                              -----------        -----------        -----------
    Revenue                   $15,898,910        $13,154,753        $15,801,541
                              -----------        -----------        -----------
    Operating Earnings        $ 1,111,731        $   907,228        $   501,712
                              -----------        -----------        -----------

Revenues for the ACMAT Contracting segment were $15,898,910 in 2000, $13,154,753 in 1999 and $15,801,541 in 1998. The 2000 increase in revenue reflects a 28% increase in contract revenues compared to 1999. The decrease in 1999 revenue compared to the 1998 revenue is due primarily to a 24% decrease in contract revenues in 1999. Contract revenue depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $1,111,731 in 2000, $907,228 in 1999 and $501,712 in 1998. The increase in 2000 operating earnings compared to 1999 operating earnings is due to implementation of the Funds Administration Agreement with ACSTAR offset in part by lower gross margins on 2000 projects. The increase in 1999 operating earnings compared to 1998 operating earnings is due primarily to improved gross margins on the 1999 projects.

Cost of contract revenues were $11,006,382 in 2000, $8,261,408 in 1999 and $11,635,879 in 1998. The gross profit margin on construction projects was 6.6% in 2000, 10.4% in 1999 and 4.2% in 1998. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $3,780,797 in 2000, $3,886,117 in 1999 and $3,488,950 in 1998. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization of intangibles. The increase in general and administrative expenses in 1999 compared to 1998 is due primarily to the increase in salary expense and the amortization of intangibles.

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

Management believes that the reserves for losses and loss adjustment expenses at December 31, 2000 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 16.4%, 17.6% and 19.6% for the years ended December 31, 2000, 1999 and 1998, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. The decrease in the loss ratios is due to the release of surety reserves. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 58.9%, 56.6% and 51.8% for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the expense ratios is due to the decline in premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 75.3%, 74.2% and 71.4% for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the 2000 combined ratio results primarily from the decline in premiums and an increase in commissions paid to agents and brokers.

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

The Company used cash flow from other sources to support operations in the amount of $8,190,436 in 2000, compared to cash flow realized from operations of $7,065,427 in 1999 and $530,977 in 1998. The cash flow from operations is due primarily to the return of cash collateral and the payment of claims. Substantially all of the Company's cash flow is used to repay short-term and long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $14,008,674 in 2000, $20,580,662 in 1999 and $21,326,746 in 1998.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all of these covenants at December 31, 2000, except for the ratio of Earnings Before Interest Expense, Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 2000.

During 2000, the Company purchased, in the open market and privately negotiated transactions, 27,239 shares of its Common Stock at an average price of $19.08. The Company also purchased, in open market and privately negotiated transactions, 253,833 shares of its Class A Stock at an average price of $7.29 per share.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 2000, ACMAT received $7,780,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 2001, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $6,900,000.

In 2001, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be $3,143,108 in 2001.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2000 was above the level which might require regulatory action.

Item 7a. Quantatative and Qualitative Discussion about Market Risk:

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 2000 was $76,130,538, 92% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 1999. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2000.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $ .5 million based on a 100 basis point increase in interest rates as of December 31, 2000, which is not considered material. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 68% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would partially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

      Independent Auditors' Report

      Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements - December 31, 2000, 1999 and 1998

      Consolidated Schedules included in Part II of this Report - Years ended December 31, 2000, 1999 and 1998:

            I  - Condensed Financial Information of Registrant

            II - Valuation and Qualifying Accounts and Reserves

            V  - Supplemental Information Concerning Property-Casualty
                 Insurance Operations

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ACMAT Corporation:


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Hartford, Connecticut
February 23, 2001

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Earnings
Years Ended December 31, 2000, 1999 and 1998


                                                     2000               1999               1998
                                                ------------         ----------        -----------
Earned premiums                                 $  9,215,904          9,414,192         10,962,663
Contract revenues                                 11,790,207          9,223,457         12,139,924
Investment income, net                             4,570,927          5,389,732          6,138,105
Net realized capital gains (losses)                 (123,125)           252,190            266,169
Other income (expense)                               887,842          1,220,678           (754,588)
                                                ------------         ----------        -----------
                                                  26,341,755         25,500,249         28,752,273

Losses and loss adjustment expenses                1,506,908          1,672,887          2,186,728
Cost of contract revenues                         11,006,382          8,261,408         11,635,879
Amortization of policy acquisition costs           2,375,038          2,223,918          2,112,857
General and administrative expenses                4,997,849          5,385,409          5,355,183
Interest expense                                   2,982,824          3,738,740          4,621,401
                                                ------------         ----------        -----------
                                                  22,869,001         21,282,362         25,912,048
                                                ------------         ----------        -----------

Earnings before income taxes                       3,472,754          4,217,887          2,840,225

Income taxes                                       1,248,437          1,204,164            719,696
                                                ------------         ----------        -----------

Net earnings                                    $  2,224,317          3,013,723          2,120,529
                                                ============         ==========        ===========


Basic earnings per share                        $        .80               1.02                .66
                                                ------------         ----------        -----------

Diluted earnings per share                      $        .78                .99                .65
                                                ------------         ----------        -----------


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
December 31, 2000 and 1999


                                                                               2000                      1999
                                                                          -------------             -------------
ASSETS
Investments:
 Fixed maturities - available for sale at fair value
  (Cost of $70,487,764 in 2000 and $89,290,810 in 1999)                   $  70,370,912                87,826,920
 Equity securities - available for sale at fair value
  (Cost of  $2,561,512 in 2000 and $2,065,262 in 1999 )                       2,220,936                 1,614,763
 Mortgages                                                                      289,625                        --
 Short-term investments, at cost which approximates fair value                3,249,065                   518,557
                                                                          -------------             -------------
  Total Investments                                                          76,130,538                89,960,240

Cash and cash equivalents                                                     7,446,941                 7,054,911
Accrued interest receivable                                                   1,033,411                 1,324,356
Receivables, net of allowance for doubtful accounts of
  $147,346 in 2000 and $195,118 in 1999                                       4,140,363                 2,823,381
Reinsurance recoverable                                                       2,580,388                 3,924,064
Income tax refund receivable                                                         --                   173,465
Prepaid expenses                                                                133,018                   106,049
Deferred income taxes                                                           833,865                 1,560,324
Property and equipment, net                                                  12,624,792                12,675,956
Deferred policy acquisition costs                                             1,438,747                 1,323,780
Other assets                                                                  3,612,239                 2,360,366
Intangibles, net                                                              2,242,067                 2,568,719
                                                                          -------------             -------------
                                                                          $ 112,216,369               125,855,611
                                                                          =============             =============

Liabilities & Stockholders' Equity
Accounts payable                                                          $   2,407,958                 1,923,081
Reserves for losses and loss adjustment expenses                             29,310,606                38,544,491
Unearned premiums                                                             5,442,777                 5,262,468
Collateral held                                                               8,673,378                11,954,554
Income taxes                                                                     22,582                        --
Other accrued liabilities                                                     1,178,816                 1,251,305
Long-term debt                                                               27,696,587                30,792,720
                                                                          -------------             -------------
 Total Liabilities                                                           74,732,704                89,728,619

Commitments and contingencies

Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized;
     557,589 and 584,828 shares issued and outstanding)                         557,589                   584,828
  Class A Stock (No par value; 10,000,000 shares authorized;
     2,057,254 and 2,304,587 shares issued and outstanding)                   2,057,254                 2,304,587
  Retained earnings                                                          35,326,305                35,151,966
  Accumulated other comprehensive income (loss)                                (457,483)               (1,914,389)
                                                                          -------------             -------------
     Total Stockholders' Equity                                              37,483,665                36,126,992
                                                                          -------------             -------------

                                                                          $ 112,216,369             $ 125,855,611
                                                                          =============             =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 2000, 1999 and 1998

                                                                                                        Accumulated
                                                                                                           other
                                                    Common      Class A      Additional                comprehensive      Total
                                                   Stock par     Stock         paid-in      Retained      income       stockholders'
                                                     value      par value     capital       earnings      (loss)         equity
                                                   ---------    ----------    --------    -----------    ----------    -----------
Balance as of December 31, 1997                    $ 596,857     2,712,174          --     36,033,153       235,555     39,577,739

Comprehensive income:
  Net unrealized appreciation of debt and
      equity securities, net of reclassification
      adjustment                                          --            --          --             --       259,937        259,937
  Net earnings                                            --            --          --      2,120,529            --      2,120,529
                                                                                                                       -----------
Total comprehensive income                                --            --          --             --            --      2,380,466

Acquisition and retirement of
    4,769 shares of Common Stock                   $  (4,769)           --          --        (93,697)           --        (98,466)
Acquisition and retirement of
    342,366 shares of Class A Stock                       --      (342,366)   (841,980)    (3,985,447)           --     (5,169,793)
Issuance of 91,000 shares of Class A Stock
    pursuant to stock options                             --        91,000     841,980             --            --        932,980
                                                   ---------    ----------    --------    -----------    ----------    -----------

Balance as of December 31, 1998                    $ 592,088     2,460,808          --     34,074,538       495,492     37,622,926

Comprehensive income:
    Net unrealized losses on debt and
      equity securities, net of reclassification
      adjustment                                          --            --          --             --    (2,409,881)    (2,409,881)
    Net earnings                                          --            --          --      3,013,723            --      3,013,723
                                                                                                                       -----------
Total comprehensive income                                --            --          --             --            --        603,842

    Acquisition and retirement of 7,260
      shares of Common Stock                       $  (7,260)           --          --       (144,658)           --       (151,918)
    Acquisition and retirement of 189,221
      shares of Class A Stock                             --      (189,221)   (388,500)    (1,791,637)           --     (2,369,358)
    Issuance of 15,000 shares of Class A
      Stock pursuant to investment agreement              --        15,000     206,250             --            --        221,250
    Issuance of 18, 000 shares of Class A
      Stock pursuant to stock options                     --        18,000     182,250             --            --        200,250
                                                   ---------    ----------    --------    -----------    ----------    -----------

Balance as of December 31, 1999                    $ 584,828     2,304,587          --     35,151,966    (1,914,389)    36,126,992

Comprehensive income:
    Net unrealized losses on debt and
      equity securities, net of reclassification
      adjustment                                          --            --          --             --     1,456,906      1,456,906
    Net earnings                                          --            --          --      2,224,317            --      2,224,317
                                                                                                                       -----------
Total comprehensive income                                --            --          --             --            --      3,681,223

Acquisition and retirement of 27,239 shares
    of Common Stock                                  (27,239)           --     (38,025)      (454,566)           --       (519,830)
Acquisition and retirement of 253,833
    shares of Class A Stock                               --      (253,833)         --     (1,595,412)           --     (1,849,245)
Issuance of 6,500 shares of Class A Stock
    pursuant to stock options                             --         6,500      38,025             --            --         44,525
                                                   ---------    ----------    --------    -----------    ----------    -----------
Balance as of December 31, 2000                    $ 557,589     2,057,254          --     35,326,305      (457,483)    37,483,665
                                                   =========    ==========    ========    ===========    ==========    ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998

                                                                      2000                 1999                1998
                                                                  ------------         ------------         -----------
Cash Flows From Operating Activities:
    Net earnings                                                  $  2,224,317            3,013,723           2,120,529
    Adjustments to reconcile net earnings to net
         Cash provided by (used for) operating activities:
         Depreciation and amortization                               1,547,144            1,829,646           1,412,004
         Net realized capital (gains) losses                           123,125             (252,190)           (266,169)
         Limited partnership investment                                     --                   --           1,429,288
         Deferred income taxes                                         726,459              428,918              73,041
    Changes In:
         Accrued interest receivable                                   290,945               27,978             105,830
         Receivables, net                                           (1,316,982)             914,246           3,380,900
         Reinsurance recoverable                                     1,343,676           (1,699,948)          1,254,005
         Deferred policy acquisition costs                            (114,967)             226,309             528,316
         Prepaid expenses and other assets                          (1,293,362)             741,366             951,605
         Accounts payable and other liabilities                        412,388             (874,280)           (389,056)
         Collateral held                                            (3,281,176)          (5,389,822)         (2,931,326)
         Reserves for losses and loss adjustment expenses           (9,233,885)          (4,570,571)         (5,785,651)
         Income taxes                                                  201,573               72,165             594,431
        Unearned premiums                                              180,309           (1,532,967)         (3,008,724)
                                                                  ------------         ------------         -----------
             Net cash used for operating activities                 (8,190,436)          (7,065,427)           (530,977)
                                                                  ------------         ------------         -----------

Cash Flows From Investing Activities:
    Proceeds from investments sold or matured:
          Fixed maturities - sold                                   16,465,522           63,593,712          40,118,160
          Fixed maturities - matured                                13,431,000           11,692,000          38,383,281
          Equity securities                                            325,000               24,405           1,022,466
          Short-term investments                                    21,932,313          143,866,543          79,604,384
  Purchases Of:
          Fixed maturities                                         (11,821,523)         (66,790,040)        (75,373,107)
          Equity securities                                           (821,250)             (24,405)         (2,060,000)
          Mortgages                                                   (289,625)                  --                  --
          Short-term investments                                   (24,662,821)        (131,437,187)        (60,129,984)
  Capital expenditures                                                (549,942)            (344,366)           (238,454)
                                                                  ------------         ------------         -----------
            Net cash provided by investing activities               14,008,674           20,580,662          21,326,746
                                                                  ------------         ------------         -----------

Cash Flows From Financing Activities:
    Borrowings under line of credit                                         --            9,000,000           7,000,000
    Repayments under line of credit                                         --           (9,000,000)        (12,000,000)
    Repayments on long-term debt                                    (3,096,133)         (10,907,280)        (23,812,727)
    Issuance of long-term debt                                              --            4,500,000          12,800,000
    Issuance of Class A Stock                                           39,000              162,000             696,000
    Payments for acquisition and retirement of stock                (2,369,075)          (2,521,276)         (5,268,259)
                                                                  ------------         ------------         -----------
            Net cash used for financing activities                  (5,426,208)          (8,766,556)        (20,584,986)
                                                                  ------------         ------------         -----------

Net change in cash and cash equivalents                                392,030            4,748,679             210,783

Cash and cash equivalents, beginning of year                         7,054,911            2,306,232           2,095,449
                                                                  ------------         ------------         -----------

Cash and cash equivalents, end of year                            $  7,446,941            7,054,911           2,306,232
                                                                  ============         ============         ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include ACMAT Corporation ("ACMAT" or the "Company"), its subsidiaries, including AMINS, Inc., ACSTAR Holdings, Inc. ("ACSTAR Holdings") and ACSTAR Holdings' wholly-owned subsidiary, ACSTAR Insurance Company ("ACSTAR"); and United Coastal Insurance Company ("United Coastal Insurance").

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Business

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

During 2000, 1999 and 1998, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2000 - three customers provided 33%, 22% and 19%, respectively. In 1999 - two customers provided 51% and 24%, respectively. In 1998 - three customers provided 52%, 19% and 17%, respectively. No customers accounted for more than 10% of the consolidated insurance revenues in any year.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(d) Policy Acquisition Costs

Policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term. During the years ended December 31, 2000, 1999 and 1998, deferrable costs capitalized were $2,490,005, $1,997,609, and $1,584,541, respectively. The amortization of deferred policy acquisition costs charged to operations for the years ended December 31, 2000, 1999 and 1998 was $2,375,038, $2,223,918 and
$2,112,857, respectively.

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

Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $938,797 and $453,588 at December 31, 2000 and 1999, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                                              Premiums Written                                      Premiums Earned
                            ----------------------------------------------       ------------------------------------------------
                                 2000              1999             1998             2000               1999             1998
                            ------------       ----------       ----------       ------------       -----------       -----------
            Direct          $ 10,453,336        8,968,024        8,324,506       $ 10,247,698        10,528,702        11,211,803
            Assumed               12,743          124,763          528,220             40,897            97,052           656,023
            Ceded             (1,555,074)      (1,002,787)        (649,109)        (1,072,691)       (1,211,562)         (905,163)
                            ------------       ----------       ----------       ------------       -----------       -----------
                Totals      $  8,911,004        8,090,000        8,203,617       $  9,215,904         9,414,192        10,962,663
                            ============       ==========       ==========       ============       ===========       ===========

Ceded incurred losses and loss adjustment expenses totaled $175,397, $215,292 and $180,553 for the years ended December 31, 2000, 1999 and 1998, respectively.

(j) Revenue Recognition

Revenue on construction contracts is recorded using the percentage of completion method. Under this method revenues with respect to individual contracts are recognized in the proportion that costs incurred to date relate to total estimated costs. Revenues and cost estimates are subject to revision during the terms of the contracts, and any required adjustments are made in the periods in which the revisions become known. Provisions are made, where applicable, for the entire amount of anticipated future losses on contracts in progress. Construction claims are recorded as revenue at the time of settlement and profit incentives and change orders are included in revenues when their realization is reasonably assured. Selling, general and administrative expenses are not allocated to contracts.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(m) Comprehensive Income (Loss)


The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the years ended December 31, 2000, 1999 and 1998:

                                                                                            2000             1999          1998
                                                                                        -----------       ----------       -------
            Unrealized gains (losses) on investments:
            Unrealized holding gain (loss) arising during period net of income tax
            expense of $224,405 for 1998                                                $ 1,538,168       (2,243,436)      435,609
            Less reclassification adjustment for gains included in net earnings, net of income tax expense (benefit) of ($41,863), $85,745 and $90,497
            for 2000, 1999 and 1998, respectively                                           (81,262)         166,445       175,672
                                                                                        -----------       ----------       -------
            Other comprehensive income (loss)                                           $ 1,456,906       (2,409,881)      259,937
                                                                                        ===========       ==========       =======

(n) Future Accounting Standard

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which allows entities which have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company will adopt FAS 133, as amended, as of January 1, 2001. The Company has determined that the cumulative effect of FAS 133, as amended, will not be significant.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS


      INVESTMENTS AT DECEMBER 31, 2000 AND 1999 FOLLOWS:

                                                                   AMORTIZED           ESTIMATED            CARRYING
                                                                     COST              FAIR VALUE             VALUE
                                                                  -----------          -----------          -----------
      2000
      Fixed maturities - available for sale:
      Bonds:
       States, municipalities and political subdivisions          $28,385,622          $28,340,477          $28,340,477
       United States government and government agencies            17,215,078           17,270,789           17,270,789
       Mortgage-backed securities                                   4,938,654            4.934,265            4,934,265
       Industrial and miscellaneous                                19,948,410           19,825,381           19,825,381
                                                                  -----------          -----------          -----------
        Total fixed maturities                                     70,487,764           70,370,912           70,370,912
      Equity securities - common stocks:
       Banks, trusts and insurance                                      5,262               15,926               15,926

      Equity securities - redeemable preferred stocks:
       Banks, trusts and insurance                                  1,060,000              908,760              908,760
       Industrial and miscellaneous                                 1,496,250            1,296,250            1,296,250
                                                                  -----------          -----------          -----------
        Total equity securities                                     2,561,512            2,220,936            2,220,936
      Mortgage                                                        289,625              289,625              289,625
      Short-term investments                                        3,249,065            3,249,065            3,249,065
                                                                  -----------          -----------          -----------
        Total investments                                         $76,587,966           76,130,538           76,130,538
                                                                  ===========          ===========          ===========

      1999
      Fixed maturities - available for sale:
      Bonds:
       States, municipalities and political subdivisions          $37,020,634           36,607,995           36,607,995
       United States government and government agencies            18,885,440           18,568,888           18,568,888
       Mortgage-backed securities                                   5,816,255            5,642,888            5,642,888
       Industrial and miscellaneous                                27,568,481           27,007,149           27,007,149
                                                                  -----------          -----------          -----------
        Total fixed maturities                                     89,290,810           87,826,920           87,826,920
      Equity securities - common stocks:
       Banks, trusts and insurance                                      5,262               14,763               14,763
      Equity securities - redeemable preferred stocks:
       Banks, trusts and insurance                                  1,060,000              860,000              860,000
       Industrial and miscellaneous                                 1,000,000              740,000              740,000
                                                                  -----------          -----------          -----------
        Total equity securities                                     2,065,262            1,614,763            1,614,763
      Short-term investments                                          518,557              518,557              518,557
                                                                  -----------          -----------          -----------
        Total investments                                         $91,874,629           89,960,240           89,960,240
                                                                  ===========          ===========          ===========


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

On December 31, 2000, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10 million on deposit with various state regulatory authorities.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of fixed maturities at December 31, 2000 and 1999, by effective maturity, follows:

                                                                   2000                                     1999
                                                      -------------------------------          ------------------------------
                                                       Amortized             Fair              Amortized             Fair
                                                         Cost                Value                Cost               Value
                                                      -----------          ----------          ----------          ----------
      Due in one year or less                         $24,468,676          23,925,468          16,692,346          16,907,611
      Due after one year through five years            38,570,751          39,014,149          65,642,615          64,139,194
      Due after five years through ten years            3,125,942           3,131,895           3,843,840           3,719,256
      Due after ten years                               4,322,395           4,299,400           3,112,009           3,060,859
                                                      -----------          ----------          ----------          ----------
          Total                                       $70,487,764          70,370,912          89,290,810          87,826,920
                                                      ===========          ==========          ==========          ==========


The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

A summary of gross unrealized gains and losses at December 31, 2000 and 1999 follows:


                                                       2000                               1999
                                            --------------------------           --------------------------
                                              Gains            Losses            Gains             Losses
                                            --------          --------           ------          ----------
      States, municipalities and
        political subdivisions              $ 33,854           (78,999)           8,870            (421,509)
      United States government and
        government agencies                   77,320           (21,609)             103            (316,655)
      Industrial and miscellaneous                --          (123,029)              --            (173,367)
      Mortgage-backed securities               6,356           (10,745)              --            (561,332)
                                            --------          --------           ------          ----------
          Total                              117,530          (234,382)           8,973          (1,472,863)
      Equity securities                       10,664          (351,240)           9,501            (460,000)
                                            --------          --------           ------          ----------
      Total                                 $128,194          (585,622)          18,474          (1,932,863)
                                            ========          ========           ======          ==========

(3)  INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

A summary of net investment income for the years ended December 31, 2000, 1999 and 1998 follows:

                                                  2000                 1999                 1998
                                              -----------           ----------           ----------
      Tax-exempt interest                     $ 1,268,898            1,680,051            2,045,722
      Taxable interest                          3,279,902            3,680,987            4,080,814
      Dividends on equity securities              112,639              112,130               56,603
      Investment expenses                         (90,512)             (83,436)             (45,034)
                                              -----------           ----------           ----------
        Net investment income                 $ 4,570,927            5,389,732            6,138,105
                                              ===========           ==========           ==========

Realized capital gains (losses) for the years ended December 31, 2000, 1999 and 1998 follows:

                                                         2000              1999              1998
                                                      ---------           -------          --------
      Fixed maturities                                $(123,125)          252,190           225,701
      Equity securities                                      --                --            44,653
      Other                                                  --                --            (4,185)
                                                      ---------           -------          --------
         Net realized capital gains (losses)          $(123,125)          252,190           266,169
                                                      =========           =======          ========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains of $14,162, $349,413 and $229,063 and gross losses of $137,287,
$97,223 and $3,362 were realized on fixed maturity sales for the years ended December 31, 2000, 1999 and 1998, respectively. There were no gross gains realized on the sale of equity securities for the years ended December 31, 2000 and 1999. Gross gains of $44,653 were realized on sale of equity securities for the year ended December 31, 1998. There were no losses realized on equity security sales for the years ended December 31, 2000, 1999 and 1998.

(4)  RECEIVABLES

A summary of receivables at December 31, 2000 and 1999 follows:


                                                                                       2000                 1999
                                                                                   -----------           ----------
      Insurance premiums due from agents                                           $ 1,531,017            1,526,145
      Receivables under construction contracts:
         Amounts billed                                                              2,162,875            1,335,451
         Recoverable costs in excess of billings on uncompleted contracts              152,897               67,885
         Billings in excess of costs on uncompleted contracts                         (294,055)            (489,650)
         Retainage, due on completion of contracts                                     552,624              463,959
                                                                                   -----------           ----------
              Total receivables under construction contracts                         2,574,341            1,377,645
      Other                                                                            182,351              114,709
                                                                                   -----------           ----------
              Total receivables                                                      4,287,709            3,018,499
      Less allowances for doubtful accounts                                           (147,346)            (195,118)
                                                                                   -----------           ----------
              Total receivables, net                                               $ 4,140,363            2,823,381
                                                                                   ===========           ==========

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 2001.

Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(5)  PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2000 and 1999 follows:

                                                 2000                1999
                                             -----------          ----------
      Building                                15,039,038          14,912,042
      Land                                       800,000             800,000
      Equipment and vehicles                   1,512,260           1,255,128
      Furniture and fixtures                     840,114             888,824
                                             -----------          ----------
                                              18,191,412          17,855,994
      Less accumulated depreciation            5,566,620           5,180,038
                                             -----------          ----------
                                             $12,624,792          12,675,956
                                             ===========          ==========

Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 2000 are estimated to be $545,090 for 2001, $549,890 for 2002, $428,690 for 2003 and
$53,200 for 2004. Rental income earned in 2000, 1999 and 1998 was $768,496,
$688,102 and $626,730, respectively.

(6)  INTANGIBLES

A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 2000 and 1999 follows:


                                                2000               1999
                                             ----------          ---------
      Insurance licenses                     $4,188,926          4,188,926
      Goodwill                                2,441,310          2,524,872
                                             ----------          ---------
                                              6,630,236          6,713,798
      Less accumulated amortization           4,388,169          4,145,079
                                             ----------          ---------
                                             $2,242,067          2,568,719
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

                                                      2000                  1999                  1998
                                                 ------------           -----------           -----------
       Balance at January 1                      $ 38,544,491            43,115,062            48,900,713
           Less reinsurance recoverable             3,924,064             2,224,116             3,478,121
                                                 ------------           -----------           -----------
      Net balance at January 1                     34,620,427            40,890,946            45,422,592

      Incurred related to:
         Current year                               2,441,000             3,091,120             4,508,667
         Prior years                                 (934,092)           (1,418,233)           (2,321,939)
                                                 ------------           -----------           -----------
      Total incurred                                1,506,908             1,672,887             2,186,728

      Payments related to:
          Current year                                791,546                81,569                18,260
          Prior years                               8,605,571             7,861,837             6,700,114
                                                 ------------           -----------           -----------
          Total payments                            9,397,117             7,943,406             6,718,374

          Net balance at December 31               26,730,218            34,620,427            40,890,946
          Plus reinsurance recoverable              2,580,388             3,924,064             2,224,116
                                                 ------------           -----------           -----------
      Balance at December 31                     $ 29,310,606            38,544,491            43,115,062
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

(8)  NOTES PAYABLE TO BANKS

At December 31, 2000, the Company has a $10,000,000 bank line of credit with a financial institution. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 2000 and 1999. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period.

(9)  LONG-TERM DEBT

A summary of long-term debt at December 31, 2000 and 1999 follows:

                                             2000                1999
                                         -----------          ----------
      Term Loan due 2004                 $ 3,250,000           4,250,000
      Senior Notes due 2005                2,400,000           3,900,000
      Mortgage Note due 2009               6,646,587           7,242,720
      Convertible Note due 2022           15,400,000          15,400,000
                                         -----------          ----------
                                         $27,696,587          30,792,720
                                         ===========          ==========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 1999, the Company obtained a $4,500,000 term loan from a financial institution, which is currently payable in quarterly installments of $250,000 which commenced December 1, 1999. The term loan, due 2004 has a balance of $3,250,000 at December 31, 2000. The interest rate is fixed at 7.25%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to replace a $5,000,000, five year term loan obtained on December 9, 1998.

On December 23, 1998, the Company obtained a permanent mortgage loan from a financial institution. The $7,800,000 mortgage note, with interest fixed at 6.95% is payable in monthly installments of principal and interest over 10 years. The mortgage note, due 2009, has a balance of $6,646,587 at December 31, 2000. The loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of specified ratios. The proceeds were used to repay the existing mortgage note.

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options (See Note 12). The shares were purchased at an average price of $14.70 per share, for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 which commenced on January 31, 1998, with interest at prime rate (8-1/2%). The Company voluntarily prepaid the installments due January 31 on December 31 in 2000, 1999 and 1998. The Company also made a voluntary prepayment of $3,600,000 on December 31, 1999. The interest rate is equal to the prime rate, however, the interest rate shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The senior notes have a balance of $2,400,000 at December 31, 2000.

The terms of the note agreements with AIG Life Insurance Company and American International Life Assurance Company of New York contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefore, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all of these covenants at December 31, 2000, except for the ratio of Earnings Before Interest Expense, Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant.

On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated debenture to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuance. The Company can prepay the note and the Fund has the option to accept the prepayment or convert the note to stock. The Company made a voluntary principal payment of $1,100,000 on July 31, 1998. At December 31, 2000, the Company had reserved 1,400,000 shares of Class A Stock for issuance pursuant to such conversion option.

Principal payments on long-term debt are $3,143,108, $2,589,256, $1,738,716, $1,041,724 and $848,536 for the years 2001 through 2005, respectively. Interest expense paid in 2000, 1999 and 1998 amounted to $2,815,876, $3,751,313, and
$5,121,093, respectively.

The fair value at December 31, 2000 of the mortgage, the term loan and the senior notes approximate carrying value. It is not practicable to estimate the fair value of convertible note at December 31, 2000 because of the complex and unique terms associated with this debt instrument.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  INCOME TAXES

The components of income tax expense for each year follows:

                                  2000               1999             1998
                               ----------          ---------          -------
      Current Taxes:
         Federal               $  456,978            725,246          584,655
         State                     65,000             50,000           62,000
                               ----------          ---------          -------
                                  521,978            775,246          646,655
                               ----------          ---------          -------
      Deferred Taxes:
         Federal                  726,459            428,918           73,041
      Total                    $1,248,437          1,204,164          719,696
                               ==========          =========          =======


The effective income tax rate, as a percentage of earnings before income taxes follows:

                                                 2000              1999              1998
                                                ------            ------            ------
      Federal statutory tax rate                  34.0%             34.0%             34.0%
      State income tax                             1.2                .8               1.4
      Effect of tax-exempt interest              (10.6)            (11.5)            (20.8)
      Dividend received deduction                   --                --              (4.8)
      Amortization of goodwill                     3.4               2.8               3.9
      Officers life insurance premiums             2.6               2.0               2.8
      Other, net                                   5.3                .5               8.8
                                                ------            ------            ------
        Effective income tax rate                 35.9%             28.6%             25.3%
                                                ======            ======            ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                              2000                1999
                                                                                           ----------          ----------
      Deferred Tax Assets:
         Reserves for losses and loss adjustment expenses,
              Principally due to reserve discounting                                       $1,404,681           2,037,064
          Unearned premiums                                                                   306,271             327,004
          Accounts receivable, principally due to allowance for doubtful accounts              50,098              66,340
          Unrealized losses on investments                                                    155,544             650,892
          State net operating loss carryforward                                             6,717,085           8,709,178
          Other                                                                                77,476              60,020
                                                                                           ----------          ----------
             Total gross deferred tax assets                                                8,711,155          11,850,498
             Less valuation allowance                                                       6,872,629           9,360,070
                                                                                           ----------          ----------
             Net deferred tax assets                                                       $1,838,526           2,490,428
      Deferred Tax Liabilities:
          Plant and equipment                                                                 515,487             480,019
          Deferred policy acquisition costs                                                   489,174             450,085
                                                                                           ----------          ----------
              Total gross deferred tax liabilities                                          1,004,661             930,104
                                                                                           ----------          ----------

      Net deferred tax assets                                                              $  833,865           1,560,324
                                                                                           ==========          ==========


A valuation allowance is provided for the state net operating loss carryforward and the unrealized loss on investments which is not considered realizable. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 2000.

State net operating loss carryforwards as of December 31, 2000, 1999 and 1998 were $19,756,132, $23,081,405 and $25,615,231 expiring through 2020, 2003 and
2002, respectively.

Taxes paid in 2000, 1999 and 1998 were $320,405, $703,081 and $52,227, respectively.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  PENSION AND PROFIT SHARING PLANS

Effective January 1, 2000, the Company adopted the ACMAT 401(k) plan for the benefit of non-union employees. The Company contributed $75,000 to the ACMAT 401(k) Plan in 2000. The thrift, profit sharing and retirement plan was terminated on February 29, 2000. The Company's contributions, established by the Board of Directors, were $85,000 in 1999 and 1998.

The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 2000.

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

During 2000, 1999 and 1998, ACMAT repurchased, in open market and privately negotiated transactions 27,239, 7,260, and 4,769 respectively, shares of its Common Stock at an average price of $19.08, $20.93 and $20.65 per share, respectively. The Company also repurchased during 2000, 1999 and 1998, in open market and privately negotiated transactions 253,833, 189,221, and 342,366, respectively, shares of its Class A Stock at an average price of $7.29, $12.52 and $15.10 per share, respectively.

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

The stockholders have periodically approved the distribution of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                 2000                     1999                 1998
                                                                -------              -----------              -------
      Options outstanding at December 31                        337,500                  274,000              292,000
      Weighted average price per share of
         options outstanding                                    $  8.27              $      8.48              $ 10.20
      Expiration dates                                          1/2001-12/2010       1/2001-7/2006            1/2001-7/2006
      Options exercisable at December 31                        267,500                       --              292,000
      Options granted                                            70,000                       --                   --
      Options exercised or surrendered                            6,500                   18,000               91,000
      Price ranges of options exercised or surrendered          $  6.00              $      6.00              $  8.50

The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant. The Board of Directors granted 70,000 options to certain directors and officers on December 16, 2000. There were no stock options granted in 1999 or 1998, however, the exercise price of the Class A Stock options were re-priced at $7.25 on December 16, 1999.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $6,900,000 in 2001.

The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. In 2000, United Coastal Insurance paid dividends of $8,000,000, a portion of which is considered extraordinary. United Coastal Insurance applied and received approval from the Arizona Insurance Department for the extraordinary portion of dividends paid.

The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result, the NAIC issued a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. The States of Illinois and Arizona will require that, effective January 1, 2001, insurance companies domiciled in Illinois and Arizona prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Illinois and Arizona insurance commissioner. The Company has determined the change on the statutory capital and surplus of its insurance subsidiaries will be to increase statutory capital and surplus by approximately $3,900,000.

In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $50,646,755 and $49,130,735 at December 31, 2000 and 1999, respectively, and their statutory net income for the years ended December 31, 2000, 1999 and 1998 was $7,641,075, $11,231,410 and
$12,078,378, respectively. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are excess statutory reserves over statement reserves (Schedule P Liability), carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs and deferred taxes which are recognized for GAAP only.

Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

(13)  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 2000, 1999 and 1998:

                                                                     Average
                                                                     Shares            Per-Share
                                                     Earnings        Outstanding       Amount
                                                     --------        -----------       ------
      2000:
      Basic EPS:
          Earnings available to stockholders        $2,224,317        2,796,654          .80

      Effect of Dilutive Securities:
          Stock options                                     --           38,554
                                                    ----------        ---------

                                                    $2,224,317        2,835,208          .78
                                                    ==========        =========        =====
      Diluted EPS:
          Earnings available to stockholders

      1999:
      Basic EPS:
          Earnings available to stockholders        $3,013,723        2,961,817        $1.02

      Effect of Dilutive Securities:
          Stock options                                     --           80,323
                                                    ----------        ---------

      Diluted EPS:
          Earnings available to stockholders        $3,013,723        3,042,140        $ .99
                                                    ==========        =========        =====

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Average
                                                                     Shares            Per-Share
                                                     Earnings        Outstanding       Amount
                                                     --------        -----------       ------
      1998:
      Basic EPS:
          Earnings available to stockholders        $2,120,529        3,199,906        $.66

      Effect of Dilutive Securities:
          Stock options                                     --           79,029
                                                    ----------        ---------

      Diluted EPS:
          Earnings available to stockholders        $2,120,529        3,278,935        $.65
                                                    ==========        =========        ====


The Convertible Notes were anti-dilutive in 2000, 1999 and 1998.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:

                                                                                   2000                 1999               1998
                                                                              -------------         ------------        -----------
      Revenues:
          ACSTAR Bonding                                                      $   6,284,212            6,227,462          5,286,955
          United Coastal Liability Insurance                                      7,080,714            8,529,279         10,315,294
          ACMAT Contracting                                                      15,898,910           13,154,753         15,801,541
                                                                              -------------         ------------        -----------
                                                                              $  29,263,836           27,911,494         31,403,790
                                                                              =============         ============        ===========
      Operating Earnings:
          ACSTAR Bonding                                                      $   2,436,708            2,968,882          2,314,485
          United Coastal Liability Insurance                                      3,549,472            4,578,802          5,176,870
           ACMAT Contracting                                                      1,111,731              907,228            501,712
                                                                              -------------         ------------        -----------
                                                                              $   7,097,911            8,454,912          7,993,067
                                                                              =============         ============        ===========

      Depreciation and Amortization:
          ACSTAR Bonding                                                      $     535,913              451,506            442,457
          United Coastal Liability Insurance                                        371,721              385,502            279,422
          ACMAT Contracting                                                         639,510              992,638            690,125
                                                                              -------------         ------------        -----------
                                                                              $   1,547,144            1,829,646          1,412,004
                                                                              =============         ============        ===========

      Identifiable Assets:
          ACSTAR Bonding                                                      $  41,801,164           44,594,402         50,312,769
          United Coastal Liability Insurance                                     52,781,561           63,335,872         78,888,156
          ACMAT Contracting                                                      17,633,644           17,925,337         16,925,540
                                                                              -------------         ------------        -----------
                                                                              $ 112,216,369          125,855,611        146,126,465
                                                                              =============         ============        ===========
      Capital Expenditures:
          ACSTAR Bonding                                                      $     298,558              250,475              3,364
          United Coastal Liability Insurance                                         92,143                6,969             49,044
          ACMAT Contracting                                                         159,241               86,922            186,046
                                                                              -------------         ------------        -----------
                                                                              $     549,942              344,366            238,454
                                                                              =============         ============        ===========


      The components of revenue for each segment are as follows:

                                                                                   2000                 1999               1998
                                                                              -------------         ------------        -----------
          ACSTAR Bonding:
              Premiums                                                        $   5,032,465            4,770,401          4,618,281
              Investment income, net                                              1,253,329            1,268,175          1,169,977
              Equity income (loss) from limited partnership investment                   --                   --           (569,343)
              Capital gains (losses)                                                 (5,622)              51,616             68,040
              Other                                                                   4,040              137,270                 --
                                                                              -------------         ------------        -----------
                                                                              $   6,284,212            6,227,462          5,286,955
                                                                              =============         ============        ===========
          United Coastal Liability Insurance:
              Premiums                                                        $   4,183,439            4,743,791          6,519,382
              Investment income, net                                              3,001,161            3,557,332          4,430,026
              Equity income (loss) from limited partnership investment                   --                                (832,243)
              Capital gains (losses)                                               (117,503)             200,574            198,129
              Other                                                                  13,617               27,582                 --
                                                                              -------------         ------------        -----------
                                                                              $   7,080,714            8,529,279         10,315,294
                                                                              =============         ============        ===========
          ACMAT Contracting:
              Contract revenues                                               $  11,790,207            9,223,457         12,139,924
              Investment income, net                                                 91,655               78,702             65,342
              Inter-segment revenue:
                 Rental income                                                    1,260,434            1,258,637          1,251,299
                 Underwriting services and agency commissions                     1,596,960            1,538,131          1,697,978
             Other                                                                1,159,654            1,055,826            646,998
                                                                              -------------         ------------        -----------
                                                                              $  15,898,910           13,154,753         15,801,541
                                                                              =============         ============        ===========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                                          2000                1999                1998
                                                                     ------------         -----------         -----------
      Revenue:
              Total revenue for reportable segments                  $ 29,263,836          27,911,494          31,403,790
              Inter-segment eliminations                               (2,922,081)         (2,411,245)         (2,651,517)
                                                                     ------------         -----------         -----------
                                                                     $ 26,341,755          25,500,249          28,752,273
                                                                     ============         ===========         ===========

      Operating Earnings:
             Total operating earnings for reportable segments        $  7,097,911           8,454,912           7,993,067
              Interest expense                                         (2,982,824)         (3,738,740)         (4,621,401)
              Intersegment interest expense                              (207,194)                 --             (52,774)
             Other operating expenses                                    (435,139)           (498,285)           (478,667)
                                                                     ------------         -----------         -----------
                                                                     $  3,472,754           4,217,887           2,840,225
                                                                     ============         ===========         ===========

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

(16)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for 2000 and 1999 follows:

                                         MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                         --------          -------        ------------     -----------
      2000

      Operating Revenues                $6,081,307        6,775,713        7,664,456        5,820,279
                                        ----------        ---------        ---------        ---------

      Operating Earnings                $1,619,190        1,520,220        1,715,735        1,600,433
                                        ----------        ---------        ---------        ---------

      Net Earnings                      $  610,307          562,609          547,359          504,042
                                        ----------        ---------        ---------        ---------

      Basic Earnings Per Share          $      .21              .20              .20              .19
                                        ----------        ---------        ---------        ---------

      Diluted Earnings Per Share        $      .21              .19              .20              .18
                                        ----------        ---------        ---------        ---------

      1999

      Operating Revenues                $6,575,571        6,265,327        7,002,716         5,656,65
                                        ----------        ---------        ---------        ---------

      Operating Earnings                $2,108,544        2,119,645        2,033,631        1,694,807
                                        ----------        ---------        ---------        ---------

      Net Earnings                      $  881,058          894,276          683,046          555,343
                                        ----------        ---------        ---------        ---------

      Basic Earnings Per Share          $      .30              .30              .23              .19
                                        ----------        ---------        ---------        ---------

      Diluted Earnings Per Share        $      .26              .27              .22              .19
                                        ----------        ---------        ---------        ---------

Note: Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses.

Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES


                  Condensed Financial Information of Registrant

                  As of December 31, 2000 and 1999 and for the

                  years ended December 31, 2000, 1999 and 1998



The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 2000 and 1999 and its condensed statements of earnings and cash flows for the years ended December 31, 2000, 1999 and 1998.

                                 BALANCE SHEETS

                                                                     2000               1999
                                                                 -----------        -----------
                                    Assets

Current assets:
      Cash                                                       $ 1,058,211        $ 2,418,839
      Receivables                                                  2,751,297          1,486,959
      Other current assets                                           493,003             94,249
                                                                 -----------        -----------
                     Total current assets                          4,302,511          4,000,047

Property and equipment, net                                       11,998,123         12,289,154
Investments in and advance from subsidiaries                      50,630,763         51,721,904
Intangibles                                                          214,912            394,959
Other assets                                                       1,836,562          1,701,635
                                                                 -----------        -----------
                                                                  68,982,871        $70,107,699
                                                                 ===========        ===========



                     Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt                            3,143,108          1,600,052
      Other current liabilities                                    3,802,619          3,187,987
                                                                 -----------        -----------
                     Total current liabilities                     6,945,727          4,788,039
Long-term debt                                                    24,553,479         29,192,668
                                                                 -----------        -----------
Total liabilities                                                 31,499,206         33,980,707

Commitments and contingencies
Stockholders' equity                                              37,483,665         36,126,992
                                                                 -----------        -----------



                                                                 $68,982,871        $70,107,699
                                                                 ===========        ===========


See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS


                                                                       2000               1999                1998
                                                                  ------------         ----------         -----------
Contract revenues                                                 $ 11,790,207          9,223,457          12,139,924
Cost of contract revenues                                           11,006,382          8,361,408          11,810,879
                                                                  ------------         ----------         -----------
        Gross profit                                                   783,825            862,049             329,045


Selling, general and administrative expenses                         4,096,369          4,206,660           3,841,623
                                                                  ------------         ----------         -----------
        Operating loss                                              (3,312,544)        (3,344,611)         (3,512,578)


Interest expense                                                    (3,190,018)        (3,738,740)         (4,674,175)
Interest income                                                         91,655             78,622              46,854
Underwriting fees                                                    1,268,243          1,214,697           1,260,399
Other income                                                         2,420,088          2,335,099           1,898,297
                                                                  ------------         ----------         -----------
        Loss before income taxes and equity in net
              earnings of subsidiaries                              (2,722,576)        (3,454,933)         (4,981,203)



Income tax benefit                                                    (585,000)        (1,010,000)         (1,435,000)
                                                                  ------------         ----------         -----------

        Loss before equity in net earnings of subsidiaries          (2,137,576)        (2,465,569)         (3,546,203)

Equity in net earnings of subsidiaries                               4,361,893          5,479,292           5,666,732
                                                                  ------------         ----------         -----------

        Net earnings                                              $  2,224,317          3,013,723           2,120,529
                                                                  ============         ==========         ===========


See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS


                                                                      2000                1999                1998
                                                                  -----------         -----------         -----------
Cash flows from operating activities:
          Net earnings                                            $ 2,224,317           3,013,723           2,120,529
          Depreciation and amortization                               650,304             990,461             688,862
          Equity in undistributed earnings of subsidiaries         (4,361,893)         (5,479,292)         (5,666,732)
          (Increase) decrease in accounts receivable               (1,264,338)             62,054           1,404,622
          (Increase) decrease in other assets                        (548,201)            (51,879)            787,299
          Increase (decrease) in other liabilities                    614,632            (659,180)            159,662
                                                                  -----------         -----------         -----------
                 Net cash used for operating activities            (2,685,179)         (2,124,113)           (505,758)
                                                                  -----------         -----------         -----------

Cash flows from investing activities:
          Capital expenditures                                       (159,241)            (86,922)           (186,046)
          Decrease in investment in subsidiaries                    6,910,000          13,000,000          20,851,120
                                                                  -----------         -----------         -----------
                 Net cash provided by investing activities          6,750,759          12,913,078          20,665,074

Cash flows from financing activities:
          Borrowings under lines of credit                                 --           9,000,000           7,000,000
          Repayments of lines of credit                                    --          (9,000,000)        (12,000,000)
          Repayment of long-term debt                              (3,096,133)        (10,907,280)        (23,812,727)
          Issuance of long-term debt                                       --           4,500,000          12,800,000
          Issuance of Class A stock, net of taxes                      39,000             162,000             696,000
          Payments for acquisition and retirement of stock         (2,369,075)         (2,521,276)         (5,268,259)
                                                                  -----------         -----------         -----------
                 Net cash used for financing activities            (5,426,208)         (8,766,556)        (20,584,986)
                                                                  -----------         -----------         -----------

Net increase (decrease) in cash                                    (1,360,628)          2,022,409            (425,670)

Cash, beginning of year                                             2,418,839             396,430             822,100
                                                                  -----------         -----------         -----------

Cash, end of year                                                 $ 1,058,211           2,418,839             396,430
                                                                  ===========         ===========         ===========


See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                         Condensed Financial Information
                     Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 2000 Annual Report.

(1)   SUPPLEMENTAL CASH FLOW INFORMATION

      Income taxes received from subsidiaries during the years ended December 31, 2000, 1999 and 1998 were $118,150, $1,157,813, and $2,355,403, respectively. Interest paid during the years ended December 31, 2000, 1999 and 1998 was $3,023,070, $3,751,313 and $5,173,867, respectively. Interest paid in 2000 included $207,194 paid to subsidiaries for intercompany loans.

(2)   LONG-TERM DEBT

      A summary of long-term debt at December 31, 2000 and 1999 follows:

                                           2000              1999
                                       -----------        ----------
      Term Loan Due 2004               $ 3,250,000         4,250,000
      Senior Notes Due 2005              2,400,000         3,900,000
      Mortgage Note Due 2008             6,646,587         7,242,720
      Convertible Note Due 2022         15,400,000        15,400,000
                                       -----------        ----------
                                       $27,696,587        30,792,720
                                       ===========        ==========


      See Note 9 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 2001 to 2005 and thereafter.

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

                                                                     SCHEDULE II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 2000, 1999 and 1998


                                Balance           Additions
                                  at               charged                                 Balance
                               beginning           to costs                                  At
                                  of                 and                                   end of
      Description               period             expenses            Deductions (a)      period
                               --------             -------            --------------      -------
   Allowance for
doubtful accounts:
      2000                     $195,118             (21,702)             26,070            147,346
                               ========            ========             =======            =======


      1999                     $257,617             180,000             242,499            195,118
                               ========            ========             =======            =======


      1998                     $309,746             293,149             345,278            257,617
                               ========            ========             =======            =======


(a) Deductions represent accounts written off.

ACMAT CORPORATION AND SUBSIDIARIES                                   Schedule V


   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 2000, 1999 and 1998


                                                               Discount Ded.
                                           Reserves for         from Unpaid
                            Deferred       Unpaid Losses          Losses
   Affiliation                Policy          and Loss           and Loss                                           Net
      with                 Acquisition       Adjustment         Adjustment     Unearned          Earned          Investment
   Registrant                 Costs           Expenses           Expenses      Premiums         Premiums           Income
  ------------             ------------    --------------      ------------    --------         ---------        ----------
United Coastal
Liability Insurance:
      2000                  $  700,835        21,367,394              --        3,061,557        4,183,439        3,001,161
                            ==========        ==========        ========        =========        =========        =========

      1999                  $  692,351        27,889,335              --        3,290,024        4,743,791        3,557,332
                            ==========        ==========        ========        =========        =========        =========

      1998                  $1,004,850        31,471,445              --        4,650,438        6,519,382        4,430,026
                            ==========        ==========        ========        =========        =========        =========



ACSTAR Bonding:

      2000                  $  737,912         7,943,212              --        2,831,843        5,032,465        1,253,329
                            ==========        ==========        ========        =========        =========        =========

      1999                  $  631,429        12,571,156              --        2,193,118        4,770,401        1,268,175
                            ==========        ==========        ========        =========        =========        =========

      1998                  $  545,239        14,512,333              --        2,889,186        4,618,281        1,169,977
                            ==========        ==========        ========        =========        =========        =========



                                                                Amortization         Paid
                             Losses & Loss       Adjustment     of Deferred          Losses
   Affiliation                  Expenses          Incurred          Policy          and Loss
      with                       Related             to          Acquisition       Adjustment        Premiums
   Registrant                  Current Year       Prior Years       Costs           Expenses         Written
  ------------               --------------      ------------   ------------      -----------        ----------
United Coastal
Liability Insurance:
      2000                      1,070,000           185,032         1,303,916        7,252,037        3,887,000
                                =========        ==========         =========        =========        =========

      1999                      1,660,000          (225,633)        1,528,179        5,315,006        3,544,657
                                =========        ==========         =========        =========        =========

      1998                      3,123,183        (1,167,367)        1,852,218        6,572,054        4,351,983
                                =========        ==========         =========        =========        =========



ACSTAR Bonding:

      2000                      1,371,000        (1,119,124)        2,001,561        2,145,080        5,024,005
                                =========        ==========         =========        =========        =========

      1999                      1,431,120        (1,192,600)        1,543,783        2,669,290        4,645,343
                                =========        ==========         =========        =========        =========

      1998                      1,385,484        (1,154,572)        1,225,718          146,320        4,026,634
                                =========        ==========         =========        =========        =========

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

             NAME                         AGE        DIRECTOR    POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
                                                      SINCE      DURING LAST FIVE YEARS, INCLUDING OCCUPATION
    HENRY W. NOZKO, SR. (1)               81           1951      Chairman of the Board, President and Chief Executive
                                                                 Officer of the Company.  Chairman of the Board and
                                                                 Director of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc. and ACSTAR Insurance Company.
                                                                 Co-Chief Executive Officer of United Coastal
                                                                 Insurance Company.

    HENRY W. NOZKO, JR. (1)                54          1971      Executive Vice President, Chief Operating Officer,
                                                                 and Treasurer of the Company.  Member of the Audit
                                                                 Committee.  President, Co-Chief Executive Officer and
                                                                 Treasurer of United Coastal Insurance Company.
                                                                 President and Treasurer of ACSTAR Holdings, Inc. and
                                                                 ACSTAR Insurance Company.  Member, Boards of
                                                                 Directors of United Coastal Insurance Company, ACSTAR
                                                                 Holdings, Inc., ACSTAR Insurance Company.

    VICTORIA C. NOZKO (1)                  82          1982      Housewife during past five years.

    JOHN C. CREASY                         81          1987      Retired Chief Executive Officer of Danbury Hospital,
                                                                 Member, Board of United Coastal Insurance Company.
                                                                 Member of the Compensation Committee and Audit
                                                                 Committee.

    ARTHUR R. MOORE                        67         1999       Former General President of Sheet Metal Workers'
                                                                 International Association.  Member of the Audit
                                                                 Committee.

    ALFRED T. ZLOTOPOLSKI                  54         1999       General Secretary-Treasurer of the Sheet Metal
                                                                 Workers' International Association as of March 1,
                                                                 1999.  Previously was the Business Manager and
                                                                 President of Local 36 of the Sheet Metal Workers'
                                                                 International Association.  Member of the Audit
                                                                 Committee.


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

         NAME                          AGE          OFFICES HELD
         ----                          ---     ------------
         Henry W. Nozko, Sr.            81     President, Chief Executive
                                               Officer, Director and
                                               Chairman of the Board
                                               since 1951.

         Henry W. Nozko, Jr.            54     Executive Vice President since
                                               1982. Treasurer since 1973.
                                               Director since 1971, and Chief
                                               Operating Officer since 1985.

         Robert H. Frazer               54     Vice President since 1982.
                                               Secretary since 1992. General
                                               Counsel since 1977.

         Michael P. Cifone              42     Vice President-Finance since
                                               1990. Corporate Controller
                                               since 1989.

The following table provides information on option grants during 2000 to the named Executive Officers.


                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                          STOCK       PERCENTAGES OF TOTAL      EXERCISE       EXPIRATION        POTENTIAL REALIZABLE VALUE AT
                         OPTIONS       OPTIONS GRANTED TO         PRICE           DATE         ASSUMED ANNUAL RATES OF STOCK PRICE
                         GRANTED      INDIVIDUALS IN FISCAL       ($/SH)                         APPRECIATION FOR OPTION TERM (B)
                           (A)               YEAR
                                                                                                        5%                 10%
                                                                                                     -------            --------
Henry W. Nozko, Sr.      10,000              14.29%                $7.25        12/14/2010           $46,720            $115,546
Henry W. Nozko, Jr.      10,000              14.29%                $7.25        12/14/2010           $46,720            $115,546
Michael P. Cifone        10,000              14.29%                $7.25        12/14/2010           $46,720            $115,546


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

NAME AND PRINCIPAL                                                         ANNUAL                          ALL OTHER
POSITION                                                               COMPENSATION (A)                 COMPENSATION (B)
                                                    YEAR             SALARY              BONUS
      Henry W. Nozko, Sr.                           2000            $460,700            $200,000            $10,432
      Chairman, President                           1999            $447,200            $395,000            $10,532
      And Chief Executive Officer                   1998            $447,200            $     --            $12,238


      Henry W. Nozko, Jr.                           2000            $332,000            $150,000            $10,432
      Executive Vice President and Chief            1999            $322,500            $315,000            $10,430
      Operating Officer                             1998            $322,500            $     --            $12,120


      Robert H. Frazer, Esq                         2000            $136,069            $     --            $ 6,648
      Vice President, Secretary and                 1999            $171,600            $ 25,000            $10,392
      General Counsel                               1998            $171,600            $     --            $12,075


      Michael P. Cifone                             2000            $154,500            $100,000            $10,432
      Vice President-Finance                        1999            $150,000            $155,000            $10,289
                                                    1998            $114,400            $     --            $10,202

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

The following table provides information on options during 2000 by the named Executive Officers and the value of their unexercised options at December 31, 2000.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END 2000 OPTION VALUES

                                                           Number of
                                                          Unexercised                  Value of Unexercised
                                                          Options at                   In-the-Money Options
Name                                                     12/31/00 (1)                      at 12/31/00 (2)
----                                                     ------------                 ----------------------
                                                    Exercisable/Unexercisable        Exercisable/Unexercisable
Henry W. Nozko, Sr.
    - ACMAT Class A Stock Options                          46,000/10,000                         -/-
    - ACMAT Common Stock Options                           50,000/-                          $412,500/-

Henry W. Nozko, Jr.
    - ACMAT Class A Stock Options                          45,000/10,000                        -/-
    - ACMAT Common Stock Options                           50,000/-                          $412,500/-

Robert H. Frazer
    - ACMAT Class A Stock Options                          35,000/-                             -/-

Michael P. Cifone
    - ACMAT Class A Stock Options                          10,000/10,000                        -/-

(1)   Represents the number of options held at year end.

(2) Represents the total gain that would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 15, 2001, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                                             PERCENTAGE              PERCENTAGE
                                        CLASS                NUMBER OF SHARES                OF CLASS                 OF TOTAL
          BENEFICIAL OWNER            OF STOCK             BENEFICIALLY OWNED (1)           OUTSTANDING            VOTING POWER (15)
          ----------------            --------             ----------------------           ------------           -----------------
Henry W. Nozko, Sr.                   Common                    417,980 (4)                    68.79%                    52.46%
                                      Class A                    61,000 (3)                     3.04
Henry W. Nozko, Jr.                   Common                    196,924 (2)(4)                 32.41                     26.45
                                      Class A                   169,074 (2)(5)                  8.42
Victoria C. Nozko                     Class A                    52,000 (6)                     2.63                       .69
John C. Creasy                        Common                         --                           --                       .35
                                      Class A                    26,500 (7)                     1.34
Arthur R. Moore                       Class A                    10,000 (8)                      .51                       .13
Alfred T. Zlotopolski                 Class A                    10,000 (8)                      .51                       .13
Sheet Metal Workers'
  National Pension Fund               Class A                 1,400,000 (9)                    41.76                     15.68
Franklin Resources, Inc.              Class A                   443,500 (10)                   22.72                      5.89
Queensway Financial
   Holdings Limited                   Class A                   314,050(11)                    16.09                      4.17
EQSF Advisors, Inc.                   Class A                   200,678 (12)                   10.28                      2.67
First Manhattan Co.                   Class A                   175,513 (13)                    8.99                      2.33
Old Kent Financial Corp.              Class A                   130,000 (14)                    6.66                      1.73
All Directors and
  Officers (8 persons)
  As a Group                          Common                    614,904                        93.51                     74.53
                                      Class A                   384,289                        17.55


(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.

(2) Does not include 400 shares of Class A Stock and 5,925 shares of Common Stock held by his wife, Gloria C. Nozko.

(3)   Includes options to purchase 56,000 shares of Class A Stock.

(4)   Includes options to purchase 50,000 shares of Common Stock.

(5)   Includes options to purchase 55,000 shares of Class A Stock.

(6)   Includes options to purchase 25,000 shares of Class A Stock.

(7)   Includes options to purchase 26,500 shares of Class A Stock.

(8)   Includes option to purchase 10,000 shares of Class A Stock.

(9) Assumes the full conversion of $15,400,000 principal amount of 11.5% Convertible Note into 1,400,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.

(10) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404.

(11) Address of Queensway Financial Holdings Limited is 90 Adelaide Street West, Toronto, Ontario M5H3V9.

(12)  Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
      10017-2023.

(13)  Address of First Manhattan Co. is 437 Madison Avenue, New York, NY 10022.

(14) Address of Old Kent Financial Corp. is 111 Lyon Street N.W., Grand Rapids, MI 49503.

(15) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

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

The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with interest at prime rate. The interest rate is equal to the prime rate, however, it shall not exceed 9-1/4% and it shall not be less than 7-1/4%.

American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded approximately $389,000 in reinsurance premiums in the year ended December 31, 2000.

Other Relationships

During the year ended December 31, 2000, the Company paid to Dr. Arthur Cosmas $157,781 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Henry W. Nozko, Sr. and Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1. Consolidated Financial Statements

            Included in Part II of this Report:

            Independent Auditors' Report
            Consolidated Statements of Earnings for the years ended
              December 31, 2000, 1999 and 1998
            Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
            Consolidated Statements of Cash Flows for the years ended
              December 31, 2000, 1999 and 1998
            Notes to Consolidated Financial Statements - December 31, 2000,
              1999 and 1998

            2. Financial Statement Schedules

            Consolidated Schedules included in Part II of this Report-Years ended December 31, 2000, 1999 and 1998:

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

      (b)   Reports on Form 8-K

            The Company did not file a report on Form 8-K during the fourth quarter of 2000.

      (c)   Exhibits
            ---------
      (3)   Certificate Amending and Restating the Company's Bylaws as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March
            31, 1989 is incorporated herein by reference.

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

      (4c)  Open-end Mortgage Deed and Security Agreement between ACMAT
            Corporation and Webster Bank as filed as an Exhibit to the Company's
            Form 10-K for the year ended December 31, 1999 is incorporated by reference.

      (4d)  Commercial Credit Agreement between ACMAT Corporation and Webster
            Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.

      (4e) Revolving Credit Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended
            December 31, 1999 is incorporated by reference.

      (4f)  Term Note between ACMAT Corporation and Webster Bank as filed as an
            Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.

      (10a) Annual Management Compensation Plan as filed as an Exhibit to the Company's 1984 Form 10-K is incorporated herein by reference.

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



                                            ACMAT CORPORATION


      Dated:  March 30, 2001                By: /s/ Henry W. Nozko, Sr.
                                                ------------------------------
                                            Henry W. Nozko, Sr., President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          Chairman of the Board,
 /s/ Henry W. Nozko, Sr                   President, Chief Executive
------------------------------            Officer and Director             March 30, 2001
Henry W. Nozko, Sr.




                                          Chief Operating Officer,
 /s/ Henry W. Nozko, Jr.                  Executive Vice President
------------------------------            Treasurer and Director           March 30, 2001
Henry W. Nozko, Jr.




                                          Vice President - Finance
 /s/ Michael P. Cifone                    (Principal Financial and
----------------------                    Accounting Officer)              March 30, 2001
Michael P. Cifone



 /s/ Victoria C. Nozko                    Director
------------------------------                                             March 30, 2001
Victoria C. Nozko



 /s/ John C. Creasy                       Director                         March 30, 2001
-----------------------------
John C. Creasy

                                INDEX TO EXHIBITS


Regulation S-K Exhibit                        Page Number
----------------------                        -----------
    Exhibit 3                       -  Bylaws                                                    Incorporated by Reference

    Exhibit 3a                      -  Certificate of Incorporation
                                        as amended May 1, 1991                                   Incorporated by Reference

    Exhibit 4b                      -  Promissory Note between ACMAT
                                        and Webster Bank                                         Incorporated by Reference

    Exhibit 4c                      -  Open-end Mortgage Deed/Security
                                        Agreement between ACMAT and
                                        Webster Bank.                                            Incorporated by Reference

    Exhibit 4d                      -  Commercial Credit Agreement between
                                        ACMAT and Webster Bank                                   Incorporated by Reference

    Exhibit 4e                      -  Revolving Credit Note between ACMAT
                                        and Webster Bank                                         Incorporated by Reference

    Exhibit 4f                      -  Term Note between ACMAT and Webster Bank                  Incorporated by Reference

    Exhibit 10a                     -  Annual Management                                         Incorporated by Reference
                                        Compensation Plan

    Exhibit 10b                     -  Stock Purchase and Note Agreement                         Incorporated by Reference
                                        between ACMAT Corporation
                                        and The Sheet Metal Workers'
                                        National Pension Fund

    Exhibit 21                      -  Subsidiaries of ACMAT                                     Page 58