Form 10-Q
period 2001-03-31
ACMAT CORP
filed 2001-05-15
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2001

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

                                 Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares outstanding
Title of Class                               at April 30, 2001
Common Stock                                         557,589
Class A Stock                                     1,843,018

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

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                           March 31,         December 31,
Assets                                                                                       2001                2000
                                                                                             ----                ----
                                                                                          (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $71,220,757 in 2001
     and  $70,487,764 in 2000)                                                           $ 72,619,686          70,370,912
   Equity securities, at fair value (Cost of $2,060,000 in 2001 and                         1,838,099           2,220,936
   2,561,512 in 2000)
   Mortgages                                                                                  278,800             289,625
   Short-term investments, at cost which approximates fair value                              914,020           3,249,065
                                                                                         ------------        ------------
     Total investments                                                                     75,650,605          76,130,538
Cash and cash equivalents                                                                  10,053,180           7,446,941
Accrued interest receivable                                                                 1,047,132           1,033,411
Receivables, net                                                                            4,038,042           4,140,363
Reinsurance recoverable                                                                     2,606,702           2,580,388
Prepaid expenses                                                                              164,665             133,018
Deferred income taxes                                                                         326,019             833,865
Property & equipment, net                                                                  12,514,147          12,624,792
Deferred policy acquisition costs                                                           1,779,697           1,438,747
Other assets                                                                                4,018,736           3,612,239
Intangibles, net                                                                            2,158,982           2,242,067
                                                                                         ------------        ------------
                                                                                         $114,357,907         112,216,369
                                                                                         ============        ============
Liabilities & Stockholders' Equity

Accounts payable                                                                            2,543,988           2,407,958
Reserves for losses and loss adjustment expenses                                           29,110,560          29,310,606
Unearned premiums                                                                           6,495,313           5,442,777
Collateral held                                                                             8,860,455           8,673,378
Income taxes                                                                                   66,280              22,582
Accrued liabilities                                                                         1,561,535           1,178,816
Long-term debt                                                                             27,288,922          27,696,587
                                                                                         ------------        ------------
     Total liabilities                                                                     75,927,053          74,732,704

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 557,589 and
     557,589 shares issued and outstanding)                                                   557,589             557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,952,254 and
     2,057,254 shares issued and outstanding)                                               1,952,254           2,057,254
   Retained earnings                                                                       35,147,704          35,326,305
   Accumulated other comprehensive income (loss)                                              773,307            (457,483)
                                                                                         ------------        ------------
   Total stockholders' equity                                                              38,430,854          37,483,665
                                                                                         ------------        ------------
                                                                                         $114,357,907         112,216,369
                                                                                         ============        ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Earnings (Unaudited)
                   Three Months Ended March 31, 2001 and 2000


                                                     2001                2000
                                                  ----------          ----------
Earned premiums                                   $2,031,980           2,348,474
Contract revenues                                  2,664,337           2,512,810
Investment income, net                             1,104,185           1,142,554
Net realized capital gains (losses)                   22,141            (108,554)
Other income                                         154,272             186,023
                                                  ----------          ----------
                                                   5,976,915           6,081,307
                                                  ----------          ----------

Cost of contract revenues                          2,342,810           2,364,230
Losses and loss adjustment expenses                  411,838             441,660
Amortization of policy acquisition costs             357,083             391,679
General and administrative expenses                1,406,592           1,264,548
Interest expense                                     691,276             746,410
                                                  ----------          ----------
                                                   5,209,599           5,208,527
                                                  ----------          ----------

Earnings before income taxes                         767,316             872,780

Income taxes                                         248,417             262,473
                                                  ----------          ----------

Net earnings                                      $  518,899             610,307
                                                  ==========          ==========



Basic Earnings Per Share                          $      .21                 .21

Diluted Earnings Per Share                        $      .20                 .21


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                             March 31, 2001 and 2000



                                                                                                   Accumulated
                                            Common                        Additional                  other            Total
                                           stock par   Class A stock       paid-in    Retained    comprehensive      stockholders'
                                             value       par value         capital    earnings     income (loss)       equity
                                             -----       ---------         -------    --------     -------------       ------

Balance as of December 31, 1999            $584,828       2,304,587            --    35,151,966     (1,914,389)      36,126,992

Comprehensive income:
   Net unrealized gains on debt and
    equity securities                            --              --            --            --        101,652          101,652
   Net earnings                                  --              --            --       610,307             --          610,307
                                                                                                                       --------
Total comprehensive income                                                                                              711,959
Acquisition and retirement of 14,260
   shares of Common Stock                  (14,260)              --            --     (256,680)             --        (270,940)
Acquisition and retirement of 16,060
   shares of Class A Stock                      --          (16,060)           --     (152,570)             --        (168,630)
                                           --------       ---------       -------     ---------     ----------       ----------
Balance as of March 31, 2000               $570,568       2,288,527            --    35,353,023     (1,812,737)      36,399,381
                                           ========       =========       =======     =========     ==========       ==========

Balance as of December 31, 2000            $557,589       2,057,254            --    35,326,305       (457,483)      37,483,665

Comprehensive income:
   Net unrealized gains on debt and
    equity securities                            --              --            --            --      1,230,790        1,230,790
   Net earnings                                  --              --            --       518,899             --          518,899
                                                                                                                       --------
Total comprehensive income                                                                                            1,749,689
Acquisition and retirement of 105,000
   shares of Class A Stock                                 (105,000)           --      (697,500)           --          (802,500)
                                           --------       ---------       -------     ---------     ----------       ----------
Balance as of March 31, 2001               $557,589       1,952,254            --    35,147,704         773,307      38,430,854
                                           ========       =========       =======     =========     ==========       ==========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2001 and 2000

                                                                                    2001                      2000
                                                                                    ----                      ----
Cash flows from operating activities:
   Net earnings                                                                $    518,899                   610,307
   Adjustments to reconcile net earnings to net cash provided by
       (used for) operating activities:
     Depreciation and amortization                                                  405,321                   417,613
     Net realized capital (gains) losses                                            (22,141)                  108,554
   Changes in:
Accrued interest receivable                                                         (13,721)                  (48,332)
Reinsurance recoverable                                                             (26,314)                3,103,241
Receivables, net                                                                    102,321                (1,171,800)
Deferred policy acquisition costs                                                  (340,950)                 (387,872)
Prepaid expenses and other assets                                                  (441,774)                 (431,113)
Accounts payable and accrued liabilities                                            518,749                 1,360,081
Cash collateral held                                                                187,077                  (935,328)
Reserves for losses and loss adjustment expenses                                   (200,046)               (5,702,845)
Income taxes, net                                                                   153,141                   240,934
Unearned premiums                                                                 1,052,536                 1,210,118
                                                                               ------------                ----------
   Net cash provided by (used for) operating activities                           1,893,097                (1,626,442)
                                                                               ------------                ----------

Cash flows from investing activities:

Proceeds from investments sold or matured:
   Fixed maturities-sold                                                          7,920,409                 4,986,176
   Fixed maturities-matured                                                       2,080,000                 1,646,000
   Equity securities                                                                500,000                      --
   Mortgages                                                                         10,826                      --
   Short-term investments                                                         7,059,565                   363,562
Purchases of:
   Fixed maturities                                                             (10,848,719)               (2,530,101)
   Short-term investments                                                        (4,724,520)               (3,104,803)
Capital expenditures                                                                (74,254)                 (136,906)
                                                                               ------------                ----------
     Net cash provided by investing activities                                    1,923,307                 1,223,928
                                                                               ------------                ----------

Cash flows from financing activities:
   Repayments on long-term debt                                                    (407,665)                 (395,714)
   Payments for acquisition & retirement of stock                                  (802,500)                 (439,570)
                                                                               ------------                ----------
     Net cash used for financing activities                                      (1,210,165)                 (835,284)
                                                                               ------------                ----------

Net change in cash and cash equivalents                                           2,606,239                (1,237,798)

Cash and cash equivalents at beginning of period                                  7,446,941                 7,054,911
                                                                               ------------                ----------

Cash and cash equivalents at end of period                                     $ 10,053,180                 5,817,113
                                                                               ============                ==========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Financial Statements

The consolidated financial statements include the accounts of ACMAT Corporation ("ACMAT" or the "Company") and its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are unaudited.

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2001 and 2000.

                                                                                      Average
                                                                                      Shares                  Per-Share
         2001:                                               Earnings                 Outstanding             Amount
         -----                                               --------                 -----------             ------
         Basic EPS:
                  Earnings available to stockholders          $518,899                2,527,343               $.21

         Effect of Dilutive Securities:
                  Stock options                                     --                   52,073
                                                              --------                ---------
                  Convertible Note
         Diluted EPS:
                  Earnings available to stockholders          $518,899                2,579,417               $.20
                                                              ========                =========               ====

         2000:
         Basic EPS:
                  Earnings available to stockholders          $610,307                2,860,095               $.21

         Effect of Dilutive Securities:

                  Stock options                                     --                   43,506
                                                              --------                ---------
         Diluted EPS:
                  Earnings available to stockholders          $610,307                2,903,601               $.21
                                                              ========                =========               ====

         The Convertible Notes were anti-dilutive in 2001.



(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 2001 and 2000 was $95,276 and $27,854, respectively. Interest paid for the three months ended March 31, 2001 and 2000 was $372,402 and $218,234, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2001 and 2000:

                                                                                                  2001              2000
                                                                                                  ----              ----
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period, net of income tax of $641,571 in
   2001.                                                                                       $1,245,403           30,006
Less reclassification adjustment for gains (losses) included in net income, net of
   income tax expense (benefit) of $7,528 and ($36,908) for 2001 and 2000, respectively            14,613          (71,646)
                                                                                               ----------         --------
Other comprehensive income (loss)                                                              $1,230,790          101,652
                                                                                               ==========         ========

(5) New Accounting Standard

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

The cumulative effect of adopting FAS 133, as amended, on January 1, 2001 had no effect. There were no derivative transactions during the first quarter of 2001.

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

  The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 2001 and 2000 is summarized as follows:

                                                         2001                2000
                                                     ------------         -----------
        Revenues:
          ACSTAR Bonding                             $  1,379,589           1,647,636
          United Coastal Liability Insurance            1,718,509           1,654,626
          ACMAT Contracting                             3,710,831           3,602,710
                                                     ------------         -----------
                                                     $  6,808,929           6,904,972
                                                     ============         ===========
        Operating Earnings:
          ACSTAR Bonding                             $    464,815             710,218
          United Coastal Liability Insurance              741,783             688,062
          ACMAT Contracting                               376,534             329,011
                                                     ------------         -----------
                                                     $  1,583,132           1,727,291
                                                     ============         ===========

        Depreciation and Amortization:
          ACSTAR Bonding                             $    151,197             133,425
          United Coastal Liability Insurance               87,117             102,294
          ACMAT Contracting                               167,007             181,894
                                                     ------------         -----------
                                                     $    405,321             417,613
                                                     ============         ===========

        Identifiable Assets:
          ACSTAR Bonding                             $ 43,220,493          43,013,935
          United Coastal Liability Insurance           54,114,409          61,434,386
          ACMAT Contracting                            17,023,005          17,215,991
                                                     ------------         -----------
                                                     $114,357,907         121,664,312
                                                     ============         ===========

   The components of revenue for each segment for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                        2001               2000
                                                                    ----------         ----------
           ACSTAR Bonding:
             Premiums                                               $  982,304          1,284,806
             Investment income, net                                    387,969            344,529
             Capital gains                                               3,750               --
             Other                                                       5,566             18,301
                                                                    ----------         ----------
                                                                    $1,379,589          1,647,636
                                                                    ==========         ==========

           United Coastal Liability Insurance:
             Premiums                                               $1,049,676          1,063,668
             Investment income, net                                    649,891            697,522
             Capital gains (losses)                                     18,391           (108,554)
             Other                                                         551              1,990
                                                                    ----------         ----------
                                                                    $1,718,509          1,654,626
                                                                    ==========         ==========
           ACMAT Contracting:
             Contract revenues                                      $2,664,337          2,512,810
             Investment income, net                                     21,329             33,557
             Intersegment revenue:
               Rental income                                           361,771            339,015
               Underwriting services and agency commissions            515,239            551,596
             Other                                                     148,155            165,732
                                                                    ----------         ----------
                                                                    $3,710,831          3,602,710
                                                                    ==========         ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

    Revenue:                                                          2001                2000
                                                                  -----------          ----------
         Total revenue for reportable segments                    $ 6,808,929           6,904,972
         Intersegment eliminations                                   (832,014)           (823,665)
                                                                  -----------          ----------
                                                                  $ 5,976,915           6,081,307
                                                                  ===========          ==========

    Operating Earnings:
         Total operating earnings for reportable segments           1,583,132           1,727,291
         Interest expense                                            (691,276)           (746,410)
         Other operating expenses                                    (124,540)           (108,101)
                                                                  -----------          ----------
                                                                  $   767,316             872,780
                                                                  ===========          ==========


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

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations



CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $518,899 for the three months ended March 31, 2001 compared to $610,307 for the same period a year ago. The decrease in 2001 net earnings compared to the 2000 net earnings was due primarily to a reduction in earned premiums resulting from a new reinsurance treaty effective May 1, 2000. The Company cedes significantly more of its bond exposure than under its previous reinsurance treaty.

Revenues were $5,976,915 for the three months ended March 31, 2001 compared to $6,081,307 for the same period in 2000. The decrease in revenues over the past year reflects the Company's new reinsurance treaty. Earned premiums were $2,031,980 for the three months ended March 31, 2001 compared to $2,348,474 for the same period a year ago. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid. Contract revenues were $2,664,337 for the three months ended March 31, 2001 compared to $2,512,810 for the same period a year ago.

Investment income was $1,104,185 compared to $1,142,554 for the same period in 2000. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. Net realized capital gains were $22,141 for the three months ended March 31, 2001 compared to realized capital losses of $108,554 for the same period a year ago.

Other income was $154,272 for the three months ended March 31, 2001 compared to $186,023 for the same period in 2000.

Losses and loss adjustment expenses were $411,838 for the three months ended March 31, 2001 compared to $441,660 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decline in earned premiums. Amortization of policy acquisition costs were $357,083 for the three months ended March 31, 2001 compared to $391,679 for the same period in 2000. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premium.

Costs of contract revenues were $2,342,810 for the three months ended March 31, 2001 compared to $2,364,230 for the same period a year ago. The gross profit margin on construction projects was 12% in 2001 compared to 6% in 2000. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,406,592 for the three months ended March 31, 2001 compared to $1,264,548 for the same period a year ago. The increase in general and administrative expenses in 2001 compared to 2000 is due primarily to an increase in salary expense and an increase in utility costs associated with operating our headquarters.

Interest expense was $691,276 for the three months ended March 31, 2001 compared to $746,410 for the same period in 2000. The decrease in interest expense is due to the decrease in long-term debt.

Income tax expense was $248,417 for the three months ended March 31, 2001 compared to $262,473 for the same period a year ago representing effective tax rates of 32.4% and 30.1%, respectively. The fluctuation in the effective tax rate is primarily due to tax exempt interest income making up a smaller portion of taxable income in 2001.

Results of Operations by Segment:

       ACSTAR BONDING:

                                     2001              2000
                                  ----------         ---------
       Revenue                    $1,379,589         1,647,636
       Operating Earnings         $  464,815           710,218

Revenues for the ACSTAR Bonding segment were $1,379,589 for the three months ended March 31, 2001 compared to $1,647,636 for the same period in 2000. Net written premiums were $840,433 for the three months ended March 31, 2001 compared to $1,369,629 for the three months ended March 31, 2000. Earned premiums were $982,304 for the three months ended March 31, 2001 compared to $1,284,806 for the three months ended March 31, 2000.

The net written premiums and earned premiums for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 reflect the Company's new reinsurance treaty. Effective May 1, 2000, the Company cedes significantly more of its bond exposure than under its previous reinsurance treaties. Such reinsurance is applicable on a per principal basis for losses in excess of $1,000,000 up to $13,000,000. Prior to May 1, 2000, reinsurance was applicable to losses in excess of $2,000,000 on a per bond basis with the Company retaining approximately $5,000,000 of losses up to $13,000,000.

Investment income was $387,969 for the three months ended March 31, 2001 compared to $344,529 for the same period a year ago. The increase in investment income was primarily related to a slight increase in invested assets.

Operating earnings for the ACSTAR Bonding segment were $464,815 for the three months ended March 31, 2001 compared to $710,218 for the same period in 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to a new reinsurance treaty effective May 1, 2000.

Losses and loss adjustment expenses were $96,935 for the three months ended March 31, 2001 compared to $76,200 for the same period a year ago. Amortization of policy acquisition costs were $409,188 for the three months ended March 31, 2001 compared to $465,407 for the same period in 2000.

General and administrative expenses were $408,651 for the three months ended March 31, 2001 compared to $395,811 for the same period a year ago. The increase in general and administrative expenses is due primarily to the increase in salary expense.

       UNITED COASTAL LIABILITY INSURANCE:

                                     2001              2000
                                  ----------         ---------
       Revenue                    $1,718,509         1,654,626
       Operating Earnings         $  741,783           688,062

Revenues for the United Coastal Liability Insurance segment were $1,718,509 for the three months ended March 31, 2001 compared to $1,654,626 for the same period in 2000. The 2001 increase in revenue reflects capital gains of $18,391 in 2001 compared to capital losses of $108,554 in 2000. Net written premiums were $1,701,541 for the three months ended March 31, 2001 compared to $1,653,638 for the three months ended March 31, 2000. Earned premiums were $1,049,676 for the three months ended March 31, 2001 compared to $1,063,668 for the three months ended March 31, 2000. The increase in revenues reflect the capital gains in 2001 compared to capital losses in 2000.

Investment income was $649,891 for the three months ended March 31, 2001 compared to $697,522 for the same period a year ago. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains were $18,391 for the three months ended March 31, 2001 as compared to realized capital losses of $108,554 for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $741,783 for the three months ended March 31, 2001 as compared to $688,062 for the same period in 2000. The increase in 2001 operating earnings compared to 2000 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $314,903 for the three months ended March 31, 2001 compared to $365,460 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $383,901 for the three months ended March 31, 2001 as compared to $326,026 for the same period in 2000. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $277,922 for the three months ended March 31, 2001 compared to $275,078 for the same period a year ago. The decrease in general and administrative expenses is due primarily to the overall decrease in business activities.

       ACMAT CONTRACTING:

                                     2001               2000
                                  ----------         ---------
       Revenue                    $3,710,831         3,602,710
       Operating Earnings         $  376,534           329,011


Revenues for the ACMAT Contracting segment were $3,710,831 for the three months ended March 31, 2001 compared to $3,602,710 for the same period in 2000. The 2001 increase in revenue reflects a slight increase in contract revenues compared to 2000. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $376,534 for the three months ended March 31, 2001 compared to $329,011 for the same period a year ago. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to reduced gross margins on the 2001 projects offset by a decrease in general and administrative expenses.

Cost of contract revenues were $2,342,810 for the three months ended March 31, 2001 compared to $2,364,230 for the same period in 2000. The gross profit margin on construction projects was 12% in 2001 and 6% in 2000. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $991,487 for the three months ended March 31, 2001 compared to $909,469 for the same period a year ago. The increase in general and administrative expenses in 2001 compared to 2000 is due primarily to an increase in salary expense and an increase in utility costs associated with operating our headquarters.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 2001 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 20.3 % and 18.8% for the three-month periods ended March 31, 2001 and 2000, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 72.8% and 60.6% for the three-month period ended March 31, 2001 and 2000, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 93.1% and 79.4% for the three-month period ended March 31, 2001 and 2000, respectively. The increase in the 2001 combined ratio results primarily from the decrease in earned premiums.

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

The Company provided cash flow from operations of $1,893,097 for the three-month period ended March 31, 2001 compared to the cash flow used for operations of $1,626,442 for the same period in 2000. Net cash flows provided from operations in 2001 were provided primarily from premiums written. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 2001 amounted to $1,923,307 compared to $1,223,928 for the same period in 2000. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 2001.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of March 31, 2001.

During the three-month period ended March 31, 2001, the Company purchased, in the open market and privately negotiated transactions, 105,000 shares of its Class A Stock at an average price of $7.64 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $6,900,000 in 2001.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 2001 was above the level which might require regulatory action.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

    a.  Exhibits - None

    b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ACMAT CORPORATION


Date:  May 14, 2001          /S/ Henry W. Nozko, Sr.
                             -------------------------------------------
                             Henry W. Nozko, Sr., President and Chairman

Date:  May 14, 2001          /S/ Henry W. Nozko, Jr.
                             -------------------------------------------
                             Henry W. Nozko, Jr., Executive Vice President
                             Chief Operating Officer, and Treasurer

Date:  May 14, 2001          /S/ Michael P. Cifone
                             -------------------------------------------
                             Michael P. Cifone, Vice President - Finance
                             (Principal Financial & Accounting Officer)