Form 10-Q
period 2001-06-30
ACMAT CORP
filed 2001-08-13
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to
                                   -------  ---------


Commission file number  0-6234
                       ----------


                                ACMAT CORPORATION


       Connecticut                                       06-0682460
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              233 Main Street, New Britain, Connecticut 06050-2350
                    (Address of principal executive offices)


Registrant's telephone number including area code:    (860) 229-9000
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

                                   Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares outstanding
Title of Class                               at July 31, 2001
--------------                               ----------------

   Common Stock                                    557,589
   Class A Stock                                 1,843,019

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

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  June 30,       December 31,
Assets                                                                              2001             2000
                                                                               -------------    -------------
                                                                                (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $60,305,308 in
    2001 and $70,487,764 in 2000)                                              $  60,452,820       70,370,912
   Equity securities, at fair value (Cost of $4,105,540 in 2001 and
    $2,561,512 in 2000                                                             3,823,099        2,220,936
   Mortgage loan                                                                        --            289,625
   Short-term investments, at cost which approximates fair value                   8,432,770        3,249,065
                                                                               -------------    -------------
     Total investments                                                            72,708,689       76,130,538
Cash and cash equivalents                                                         12,537,443        7,446,941
Accrued interest receivable                                                          751,733        1,033,411
Receivables, net                                                                   5,333,837        4,140,363
Reinsurance recoverable                                                            2,237,176        2,580,388
Prepaid expenses                                                                     167,908          133,018
Deferred income taxes                                                                663,832          833,865
Property & equipment, net                                                         12,443,189       12,624,792
Deferred policy acquisition costs                                                  1,507,592        1,438,747
Other assets                                                                       4,156,608        3,612,239
Intangibles, net                                                                   2,078,741        2,242,067
                                                                               -------------    -------------
                                                                               $ 114,586,748      112,216,369
                                                                               =============    =============
Liabilities & Stockholders' Equity

Accounts payable                                                               $   3,077,236        2,407,958
Reserves for losses and loss adjustment expenses                                  26,927,053       29,310,606
Unearned premiums                                                                  5,511,739        5,442,777
Collateral held                                                                   13,994,627        8,673,378
Income taxes                                                                          67,021           22,582
Other accrued liabilities                                                            983,143        1,178,816
Long-term debt                                                                    26,879,752       27,696,587
                                                                               -------------    -------------
     Total liabilities                                                            77,440,571       74,732,704

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 557,589
    and 557,589 shares issued and outstanding)                                       557,589          557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,843,019
    and 2,057,254 shares issued and outstanding)                                   1,843,019        2,057,254
   Retained earnings                                                              34,880,553       35,326,305
   Accumulated other comprehensive income (loss)                                    (134,984)        (457,483)
                                                                               -------------    -------------
   Total Stockholders' Equity                                                     37,146,177       37,483,665
                                                                               -------------    -------------
                                                                               $ 114,586,748      112,216,369
                                                                               =============    =============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                              Three months ended            Six months ended
                                                    June 30                     June 30
                                           -------------------------   -------------------------
                                              2001          2000           2001          2000
                                           -----------   -----------   -----------   -----------

Earned premiums                            $ 1,909,007     2,119,632     3,940,987     4,468,106
Contract revenues                            3,774,814     3,197,675     6,439,151     5,710,485
Investment income, net                       1,050,933     1,216,594     2,155,118     2,359,148
Net realized capital gains (losses)            242,574          --         264,715      (108,554)
Other income                                   217,752       241,812       372,024       427,835
                                           -----------   -----------   -----------   -----------
                                             7,195,080     6,775,713    13,171,995    12,857,020
                                           -----------   -----------   -----------   -----------


Cost of contract revenues                    3,358,804     2,986,343     5,671,614     5,350,573
Losses and loss adjustment expenses            359,198       392,125       771,036       833,785
Amortization of policy acquisition costs       618,918       593,681       976,001       985,360
General and administrative expenses          1,380,289     1,283,344     2,816,881     2,547,892
Interest expense                               652,570       731,447     1,343,846     1,477,857
                                           -----------   -----------   -----------   -----------
                                             6,369,779     5,986,940    11,579,378    11,195,467
                                           -----------   -----------   -----------   -----------

Earnings before income taxes                   825,301       788,773     1,592,617     1,661,553

Income taxes                                   322,337       226,164       570,754       488,637
                                           -----------   -----------   -----------   -----------

Net earnings                               $   502,964       562,609     1,021,863     1,172,916
                                           ===========   ===========   ===========   ===========


Basic earnings per share                   $       .21           .20           .41           .41

Diluted earnings per share                 $       .20           .19           .40           .40



See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             June 30, 2000 and 2001


                                                                                                  Accumulated
                                         Common        Class A      Additional                        other          Total
                                       stock par      stock par       paid-in       Retained      comprehensive  stockholders'
                                         value          value         capital       earnings      income (loss)     equity
                                      -----------    -----------    ----------     -----------    -----------    -----------


Balance as of December 31, 1999       $   584,828      2,304,587          --        35,151,966     (1,914,389)    36,126,992

Comprehensive income:
   Net unrealized gains on debt              --             --            --              --          257,791        257,791
    and equity securities
   Net earnings                              --             --            --         1,172,916           --        1,172,916
                                                                                                                 -----------

Total comprehensive income                                                                                         1,430,707

   Acquisition and retirement of
    17,680 shares of Common Stock         (17,680)          --            --          (318,240)          --         (335,920)
   Acquisition and retirement of
    18,133 shares of Class A Stock           --          (18,133)         --          (166,976)          --         (185,109)
                                      -----------    -----------    ----------     -----------    -----------    -----------

Balance as of June 30, 2000           $   567,148      2,286,454          --        35,839,666     (1,656,598)    37,036,670
                                      ===========    ===========    ==========     ===========    ===========    ===========

Balance as of December 31, 2000       $   557,589      2,057,254          --        35,326,305       (457,483)    37,483,665


Comprehensive income:
   Net unrealized gains on debt              --             --            --              --          322,499        322,499
    and equity securities
   Net earnings                              --             --            --         1,021,863           --        1,021,863
                                                                                                                 -----------

Total comprehensive income                                                                                         1,344,362

   Acquisition and retirement of
    214,235 shares of Class A Stock          --         (214,235)         --        (1,467,615)          --       (1,681,850)
                                      -----------    -----------    ----------     -----------    -----------    -----------

Balance as of June 30, 2001           $   557,589      1,843,019          --        34,880,553       (134,984)    37,146,177
                                      ===========    ===========    ==========     ===========    ===========    ===========




See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2001 and 2000


                                                                        2001            2000
                                                                    ------------    ------------
Cash flows from operating activities:
    Net earnings                                                    $  1,021,863       1,172,916
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                      824,156         792,340
      Net realized capital (gains) losses                               (264,715)        108,554
      Changes in:
         Accrued interest receivable                                     281,678          81,618
         Reinsurance recoverable                                         343,212       3,034,509
         Receivables, net                                             (1,193,474)       (206,741)
         Deferred policy acquisition costs                               (68,845)       (441,272)
         Prepaid expenses and other assets                              (579,259)       (741,150)
         Accounts payable and other accrued liabilities                  473,605         (23,335)
         Reserves for losses and loss adjustment expenses             (2,383,553)     (6,294,176)
         Collateral held                                               5,321,249      (1,915,155)
         Income taxes, net                                               214,471         194,090
         Unearned premiums                                                68,962       1,166,520
                                                                    ------------    ------------
             Net cash provided by (used for) operating activities      4,059,350      (3,071,282)
                                                                    ------------    ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                           21,325,519       5,293,654
      Fixed maturities-matured                                        11,260,000       7,661,000
      Equity securities                                                  500,000            --
      Short term investments                                           8,160,064       6,495,204
      Mortgages                                                          289,625            --
    Purchases of:
      Fixed maturities                                               (22,437,429)     (7,712,627)
      Equity securities                                               (2,000,000)           --
      Mortgages                                                             --          (300,531)
      Short-term investments                                         (13,343,769)    (10,129,301)
    Capital expenditures                                                (224,173)       (229,589)
                                                                    ------------    ------------
         Net cash provided by investing activities                     3,529,837       1,077,810
                                                                    ------------    ------------

Cash flows from financing activities:
    Repayments on long-term debt                                        (816,835)       (794,054)
    Payments for acquisition & retirement of stock                    (1,681,850)       (521,029)
                                                                    ------------    ------------
         Net cash used for financing activities                       (2,498,685)     (1,315,083)
                                                                    ------------    ------------

Net change in cash                                                     5,090,502      (3,308,555)

Cash at beginning of period                                            7,446,941       7,054,911
                                                                    ------------    ------------

Cash at end of period                                               $ 12,537,443       3,746,356
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 2001 and 2000:

                                                                          Average
                                                                           Shares     Per-Share
         2001:                                            Earnings      Outstanding     Amount
                                                         ----------     ----------    ---------
         Basic EPS:
                  Earnings available to stockholders     $1,021,863      2,480,523       $.41

         Effect of Dilutive Securities:
                  Stock options                                --           58,074
                                                         ----------     ----------

         Diluted EPS:
                  Earnings available to stockholders     $1,021,863      2,538,597       $.40
                                                         ==========     ==========       ====

         2000:
         Basic EPS:
                  Earnings available to stockholders     $1,172,916      2,859,508       $.41

         Effect of Dilutive Securities:
                  Stock options                                --           41,904
                                                         ----------     ----------

         Diluted EPS:
                  Earnings available to stockholders     $1,172,916      2,901,412       $.40
                                                         ==========     ==========       ====


         The Convertible Notes were anti-dilutive in 2001 and 2000.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2001 and 2000 was $356,280 and $294,547, respectively. Interest paid for the six months ended June 30, 2001 and 2000 was $541,065 and $1,302,508, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the six months ended June 30, 2001 and 2000:

                                                                              2001           2000
                                                                           ---------      ---------
Unrealized gains (losses) on investments:

Unrealized holding gain (loss) arising during period                       $ 497,211      $ 186,145
Less reclassification adjustment for gains (losses) included in net income, net of income tax expense (benefit) of $90,003 and
        $(36,908) for 2001 and 2000, respectively
                                                                             174,712        (71,646)
                                                                           ---------      ---------
Other comprehensive income                                                 $ 322,499      $ 257,791
                                                                           =========      =========

(5) New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133, as amended, on January 1, 2001 had no effect. There were no derivative transactions during the first six months of 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that FAS 142 will have on its consolidated financial statements.

(6) Segment Reporting

  The Company has three reportable operating segments: ACMAT Contracting, ACSTAR Bonding and United Coastal Liability Insurance. The Company's reportable segments are primarily the three main legal entities of the Company, which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

  The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

  The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general, professional, products, pollution, asbestos and lead liability insurance to specialty trade contractors, environmental contractors, property owner, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors.

  ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain Connecticut and leases office space to its insurance subsidiaries as well as third parties.

  The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and six-month periods ended June 30, 2001 and 2000 is summarized as follows:

                                            Three Months ended              Six Months ended
                                         -------------------------     -------------------------
                                            2001           2000           2001           2000
                                         ----------     ----------     ----------     ----------
  Revenues:
  ACSTAR Bonding                         $1,595,462      1,375,302      2,975,051      3,022,938
  United Coastal Liability Insurance      1,563,468      1,796,108      3,281,977      3,450,734
  ACMAT Contracting                       4,528,667      4,460,496      8,239,498      8,063,206
                                         ----------     ----------     ----------     ----------
                                         $7,687,597      7,631,906     14,496,526     14,536,878
                                         ==========     ==========     ==========     ==========

  Operating Earnings:
  ACSTAR Bonding                         $  684,830        280,239      1,149,645        990,457
  United Coastal Liability Insurance        734,606        873,337      1,476,389      1,561,399
  ACMAT Contracting                         176,032        477,354        552,566        806,365
                                         ----------     ----------     ----------     ----------
                                         $1,595,468      1,630,930      3,178,600      3,358,221
                                         ==========     ==========     ==========     ==========

  Depreciation and Amortization:
  ACSTAR Bonding                         $  154,929        127,159        306,126        260,584
  United Coastal Liability Insurance         75,306         98,435        162,423        200,729
  ACMAT Contracting                         188,600        149,217        355,607        331,111
                                         ----------     ----------     ----------     ----------
                                         $  418,835        374,811        824,156        792,424
                                         ==========     ==========     ==========     ==========


  Identifiable Assets:                           June 30, 2001          December 31, 2000
                                                 -------------          -----------------
  ACSTAR Bonding                                 $ 46,820,242               41,801,164
  United Coastal Liability Insurance               49,378,938               52,781,561
  ACMAT Contracting                                18,387,568               17,633,644
                                                 ------------             ------------
                                                 $114,586,748              112,216,369
                                                 ============             ============


   The components of revenue for each segment for the three and six-month periods ended June 30, 2001 and 2000 are as follows:

                                               Three Months ended            Six Months ended
                                           -------------------------     -------------------------
                                              2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------
   ACSTAR Bonding:
     Premiums                              $1,078,062      1,076,284      2,060,366      2,361,090
     Investment income, net                   391,304        299,018        779,273        643,547
     Capital gains                            126,096           --          129,846           --
     Other                                       --             --            5,566         18,301
                                           ----------     ----------     ----------     ----------
                                           $1,595,462      1,375,302      2,975,051      3,022,938
                                           ==========     ==========     ==========     ==========

   United Coastal Liability Insurance:
     Premiums                              $  830,945      1,043,348      1,880,621      2,107,016
     Investment income, net                   612,118        748,384      1,262,009      1,445,906
     Capital gains/(losses)                   116,478           --          134,869       (108,554)
     Other                                      3,927          4,376          4,478          6,366
                                           ----------     ----------     ----------     ----------
                                           $1,563,468      1,796,108      3,281,977      3,450,734
                                           ==========     ==========     ==========     ==========

   ACMAT Contracting:
     Contract revenues                     $3,774,814      3,197,675      6,439,151      5,710,485
     Investment income, net                     5,273         13,455         26,602         47,012
     Intersegment revenue:
       Rental income                          305,341        310,737        667,112        649,752
       Underwriting services, agency
         commissions and funds
         administration services              229,414        701,193        744,653      1,252,789
     Other                                    213,825        237,436        361,980        403,168
                                           ----------     ----------     ----------     ----------
                                           $4,528,667      4,460,496      8,239,498      8,063,206
                                           ==========     ==========     ==========     ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                      Three Months ended                 Six Months ended
                                                 ----------------------------      ----------------------------
Revenue:                                            2001             2000             2001             2000
                                                 -----------      -----------      -----------      -----------
     Total revenue for reportable segments       $ 7,687,597        7,631,906       14,496,526       14,536,878
     Intersegment eliminations                      (492,517)        (856,193)      (1,324,531)      (1,679,858)
                                                 -----------      -----------      -----------      -----------
                                                 $ 7,195,080        6,775,713       13,171,995       12,857,020
                                                 ===========      ===========      ===========      ===========

Operating Earnings:
     Total operating earnings for reportable
        segments                                 $ 1,595,468        1,630,930        3,178,600        3,358,221
     Interest expense                               (652,570)        (731,447)      (1,343,846)      (1,477,857)
     Other operating expenses                       (117,597)        (110,710)        (242,137)        (218,811)
                                                 -----------      -----------      -----------      -----------
                                                 $   825,301          788,773        1,592,617        1,661,553
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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


CONSOLIDATED RESULTS OF OPERATIONS:
----------------------------------

Net earnings were $502,964 for the three months ended June 30, 2001 compared to $562,609 for the same period a year ago. Net earnings for the six months ended June 30, 2001 were $1,021,863 compared to $1,172,916 for the six months ended June 30, 2000. The decrease in 2001 net earnings compared to the 2000 net earnings was due primarily to a reduction in earned premiums resulting from a new reinsurance treaty effective May 1, 2000.

Revenues were $7,195,080 for the three months ended June 30, 2001 compared to $6,775,713 for the same period in 2000. Revenues were $13,171,995 for the six months ended June 30, 2001 compared to $12,857,020 for the same period in 2000. Earned premiums were $1,909,007 for the three months ended June 30, 2001 compared to $2,119,632 for the same period a year ago. Earned premiums were $3,940,987 for the six months ended June 30, 2001 compared to $4,468,106 for the same period in 2000. Contract revenues were $3,774,814 for the three months ended June 30, 2001 compared to $3,197,675 for the same period a year ago. Contract revenues were $6,439,151 for the six months ended June 30, 2001 compared to $5,710,485 for the six months ended June 30, 2000. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $1,050,933 for the three months ended June 30, 2001 compared to $1,216,594 for the same period in 2000. Investment income was $2,155,118 for the six months ended June 30, 2001 compared to $2,359,148 for the same period in 2000. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt and purchase Company stock. Net realized capital gains for the three months ended June 30, 2001 were $242,574 compared to no realized capital gains or losses for the same period a year ago. Net realized capital gains were $264,715 for the six months ended June 30, 2001 compared to net realized capital losses of $108,554 for the same period a year ago.

Other income was $217,752 for the three months ended June 30, 2001 compared to $241,812 for the same period in 2000. Other income was $372,024 for the six months ended June 30, 2001 compared to $427,835 for the six months ended June 30, 2000. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $359,198 for the three months ended June 30, 2001 compared to $392,125 for the same period a year ago. Losses and loss adjustment expenses were $771,036 for the six months ended June 30, 2001 compared to $833,785 for the same period a year ago. The decreases in losses and loss adjustment expenses are attributable to the decline in earned premiums. Amortization of policy acquisition costs were $618,918 for the three months ended June 30, 2001 compared to $593,681 for the same period in 2000. Amortization of policy acquisition costs were $976,001 for the six months ended June 30, 2001 compared to $985,360 for the six months ended June 30, 2000.

Costs of contract revenues were $3,358,804 for the three months ended June 30, 2001 compared to $2,986,343 for the same period a year ago, representing gross profit margin 11.0% and 6.6%, respectively. Costs of contract revenues were $5,671,614 for the six months ended June 30, 2001 compared to $5,350,573 for the same period a year ago, representing gross profit margins of 11.9% and 6.3%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,380,289 for the three months ended June 30, 2001 compared to $1,283,344 for the same period a year ago. General and administrative expenses were $2,816,881 for the six months ended June 30, 2001 compared to $2,547,892 for the six months ended June 30, 2000. The increase in general and administrative expenses in 2001 compared to 2000 is due primarily to the increase in depreciation expense and a salary expense and an increase in utility costs associated with operating the Company headquarters.

Interest expense was $652,570 for the three months ended June 30, 2001 compared to $731,447 for the same period in 2000. Interest expense was $1,343,846 for the six months ended June 30, 2001 compared to $1,477,857 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt.

Income tax expense was $322,337 for the three months ended June 30, 2001 compared to $226,164 for the same period a year ago representing effective tax rates of 39.1% and 28.7%, respectively. Income tax expense was $570,754 for the six months ended June 30, 2001 compared to $488,637 for the same period a year ago, representing effective tax rates of 35.8% and 29.4%, respectively. The fluctuation in the effective tax rate is due to tax exempt interest income making up a smaller portion of taxable income in 2001 and an increase in state taxes in 2001.


Results of Operations by Segment:

  ACSTAR BONDING:       Three Months ended June 30,    Six Months ended June 30,
                        ---------------------------    -------------------------
                            2001           2000           2001           2000
                         ----------     ----------     ----------     ----------
  Revenue                $1,595,462      1,375,302     $2,975,051      3,022,938
  Operating Earnings     $  684,830        280,239     $1,149,645        990,457

Revenues for the ACSTAR Bonding segment were $1,595,462 for the three months ended June 30, 2001 compared to $1,375,302 for the same period in 2000. Revenues for the ACSTAR Bonding segment were $2,975,051 for the six months ended June 30, 2001 compared to $3,022,938 for the six months ended June 30, 2000. Net written premiums were $986,518 for the three months ended June 30, 2001 compared to $1,044,616 for the three months ended June 30, 2000. Net written premiums were $1,826,951 for the six months ended June 30, 2001 compared to $2,414,245 for the same period a year ago. Earned premiums were $1,078,062 for the three months ended June 30, 2001 compared to $1,076,284 for the three months ended June 30, 2000. Earned premiums were $2,060,366 for the six months ended June 30, 2001 compared to $2,361,090 for the six months ended June 30, 2000.

The lower net written premiums and earned premiums for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 reflect the Company's new reinsurance treaty. Effective May 1, 2000, the Company ceded significantly more of its bond exposure than under its previous reinsurance treaties. Such reinsurance is applicable on a per principal basis for losses in excess of $1,000,000 up to $13,000,000. Prior to May 1, 2000, reinsurance was applicable to losses in excess of $2,000,000 on a per bond basis with the Company retaining approximately $5,000,000 of losses up to $13,000,000.

Investment income was $391,304 for the three months ended June 30, 2001 compared to $299,018 for the same period a year ago. Investment income was $779,273 for the six months ended June 30, 2001 compared to $643,547 for the six months ended June 30, 2000. The investment income reflects an increase in invested assets and an increase in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $684,830 for the three months ended June 30, 2001 compared to $280,239 for the same period in 2000. Operating earnings for the six months ended June 30, 2001 were $1,149,645 compared to $990,457 for the six months ended June 30, 2000. The 2000 operating earnings reflect the Company's implementation of a Funds Administration Agreement with ACMAT.

Losses and loss adjustment expenses were $109,916 for the three months ended June 30, 2001 compared to $55,288 for the same period a year ago. Losses and loss adjustment expenses were $206,851 for the six months ended June 30, 2001 compared to $131,488 for the same period a year ago. Amortization of policy acquisition costs were $467,471 for the three months ended June 30, 2001 compared to $462,841 for the same period in 2000. Amortization of policy acquisition were $876,659 for the six months ended June 30, 2001 compared to $928,248 for the same period a year ago.

General and administrative expenses were $333,245 for the three months ended June 30, 2001 compared to $576,934 for the same period a year ago. General and administrative expenses were $741,896 for the six months ended June 30, 2001 compared to $972,745 for the same period a year ago. The decrease in general and administrative expenses is due primarily to reduced fee expense from a Funds Administration Agreement implemented with ACMAT during 2000. ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations.

       UNITED COASTAL LIABILITY INSURANCE:

                        Three Months ended June 30,    Six Months ended June 30,
                        ---------------------------    -------------------------
                            2001           2000           2001           2000
                         ----------     ----------     ----------     ----------
  Revenue                $1,563,468      1,796,108     $3,281,977      3,450,700
  Operating Earnings     $  734,606        873,337     $1,476,389      1,561,399

Revenues for the United Coastal Liability Insurance segment were $1,563,468 for the three months ended June 30, 2001 compared to $1,796,108 for the same period in 2000. Revenues for the United Coastal Liability Insurance segment were $3,281,977 for the six months ended June 30, 2001 compared to $3,450,734 for the six months ended June 30, 2000. The 2001 decrease in revenue reflects a decrease in earned premiums and investment income compared to 2000. Net written premiums were $245,691 for the three months ended June 30, 2001 compared to $1,013,921 for the three months ended June 30, 2000. Net written premiums were $1,947,232 for the six months ended June 30, 2001 compared to $2,667,559 for the same period a year ago. Earned premiums were $830,945 for the three months ended June 30, 2001 compared to $1,043,348 for the three months ended June 30, 2000. Earned premiums were $1,880,621 for the six months ended June 30, 2001 compared to $2,107,017 for the six months ended June 30, 2000. The decrease in revenues result primarily from the use of invested assets to reduce Company debt.

Investment income was $612,118 for the three months ended June 30, 2001 compared to $748,384 for the same period a year ago. Investment income was $1,262,009 for the six months ended June 30, 2001 compared to $1,445,906 for the six months ended June 30, 2000. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains for the three months ended June 30, 2001 were $116,478 as compared to no realized capital gains or losses for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $734,606 for the three months ended June 30, 2001 as compared to $873,337 for the same period in 2000. Operating earnings for the six months ended June 30, 2001 were $1,476,389 compared to $1,561,399 for the six months ended June 30, 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $249,282 for the three months ended June 30, 2001 compared to $336,837 for the same period a year ago. Losses and loss adjustment expenses were $564,185 for the six months ended June 30, 2001 compared to $702,297 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $301,833 for the three months ended June 30, 2001 as compared to $333,770 for the same period in 2000. Amortization of policy acquisition were $642,670 for the six months ended June 30, 2001 compared to $659,796 for the same period a year ago. The amortization of policy acquisition costs is impacted by the new reinsurance treaty.

General and administrative expenses were $277,747 for the three months ended June 30, 2001 compared to $252,164 for the same period a year ago. General and administrative expenses were $598,733 for the six months ended June 30, 2001 compared to $527,242 for the same period a year ago.

   ACMAT CONTRACTING:   Three Months ended June 30     Six Months ended June 30,
                        --------------------------     -------------------------
                             2001          2000           2001           2000
                         ----------     ----------     ----------     ----------
  Revenue                $4,528,667      4,460,496      8,239,498      8,063,206
  Operating Earnings     $  176,032        477,354        552,566        806,365


Revenues for the ACMAT Contracting segment were $4,528,667 for the three months ended June 30, 2001 compared to $4,460,496 for the same period in 2000. Revenues were $8,239,498 for the six months ended June 30, 2001 compared to $8,063,206 for the same period a year ago. The 2001 increase in revenue reflects an increase in contract revenues compared to 2000. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $176,032 for the three months ended June 30, 2001 compared to $477,354 for the same period a year ago. Operating earnings were $552,566 for the six months ended June 30, 2001 compared to $806,365 for the six months ended June 30, 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to reduced fee income from the Funds Administration Agreement implemented with ACSTAR during the second quarter of 2000 and lower gross margins on the 2000 projects.

Cost of contract revenues were $3,358,804 for the three months ended June 30, 2001 compared to $2,986,343 for the same period in 2000 representing gross profit margin of 11.0% and 6.6%, respectively. Cost of contract revenues were $5,671,614 for the six months ended June 30, 2001 compared to $5,350,573 for the same period a year ago, representing gross profit margins of 11.9% and 6.3%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $993,831 for the three months ended June 30, 2001 compared to $996,799 for the same period a year ago. General and administrative expenses were $1,952,041 for the six months ended June 30, 2001 compared to $1,906,268 for the same period a year ago.


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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 2001 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors, which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 19.6% and 18.7% for the six-month periods ended June 30, 2001 and 2000, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 71.6% and 60.9% for the six-month period ended June 30, 2001 and 2000, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 91.2% and 79.6% for the six-month period ended June 30, 2001 and 2000, respectively. The increase in the 2001 combined ratio results primarily from the decrease in earned premiums.


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

The Company generated cash flow from operations of $4,059,350 for the six-month period ended June 30, 2001 compared to cash flow used for operations of $3,071,282 for the same period in 2000. Net cash flows used for operations in 2001 resulted primarily from cash flow used for operation of collateral. The Company's cash flow was used to repay long-term debt and repurchase stock. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first six-months of 2001 amounted to $3,529,837 compared to $1,077,810 for the same period in 2000. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at June 30, 2001.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of June 30, 2001.

During the six-month period ended June 30, 2001, the Company also purchased, in the open market and privately negotiated transactions, 214,235 shares of its Class A Stock at an average price of $7.85 per share.

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


REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 2001 was above the level which might require regulatory action.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 21, 2001.

         b. Directors elected at the meeting:

                                     Votes     Votes      Brokers
                                      For     Against    Non-Votes

         Henry Nozko, Sr.           649,180    2,706
         Henry Nozko, Jr.           694,450    2,376
         Victoria Nozko             695,510    1,306
         John Creasy                695,510    1,306
         Arthur Moore               695,771    1,055
         Alfred T. Zlotopolski      695,761    1,065

         c. Other matters voted upon:

                                                                      Brokers
                                      For     Against    Abstain     Non-Votes
         1. Appointment of
             Independent Auditors   696,756        70


Item 6 -  Exhibits and Reports on Form 8-K

         b.  Report on Form 8-K - None