Form 10-Q
period 2001-09-30
ACMAT CORP
filed 2001-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    -------


Commission file number  0-6234

                                ACMAT CORPORATION

       Connecticut                                      06-0682460
 ----------------------                                 ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              233 Main Street, New Britain, Connecticut 06050-2350
              ----------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number including area code: (860) 229-9000


                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Title of Class                                  Shares outstanding
--------------                                  at October 31, 2001
                                                -------------------
Common Stock                                            557,589
Class A Stock                                         1,842,618

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

  Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                      11

Part II  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    16

  Signatures                                                                  17

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                               September 30,        December 31,
Assets                                                                             2001                2000
------                                                                             ----                ----
                                                                                (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of
   $59,392,330 in 2001 and $70,487,764 in 2000)                                  60,461,404          70,370,912
   Equity securities, at fair value (Cost of $6,047,262 in 2001 and
   $2,561,512 in 2000)                                                            5,855,640           2,220,936
   Mortgage loans                                                                        --             289,625
   Short-term investments, at cost which approximates fair value                  7,757,453           3,249,065
                                                                               ------------        ------------
     Total investments                                                           74,074,497          76,130,538
Cash and cash equivalents                                                         8,127,530           7,446,941
Accrued interest receivable                                                         756,491           1,033,411
Reinsurance recoverable                                                           2,185,116           2,580,388
Receivables, net                                                                  5,724,381           4,140,363
Prepaid expenses                                                                    269,348             133,018
Deferred income taxes                                                               291,766             833,865
Property & equipment, net                                                        12,252,329          12,624,792
Deferred policy acquisition costs                                                 1,453,116           1,438,747
Other assets                                                                      3,422,984           3,612,239
Intangibles, net                                                                  1,997,079           2,242,067
                                                                               ------------        ------------
                                                                                110,554,637         112,216,369
                                                                               ============        ============
Liabilities & Stockholders' Equity

Accounts payable                                                                  3,352,754           2,407,958
Reserves for losses and loss adjustment expenses                                 24,813,804          29,310,606
Unearned premiums                                                                 5,332,079           5,442,777
Collateral held                                                                  11,934,113           8,673,378
Income taxes                                                                         23,170              22,582
Accrued liabilities                                                                 350,837           1,178,816
Long-term debt                                                                   26,469,007          27,696,587
                                                                               ------------        ------------
     Total liabilities                                                           72,275,764          74,732,704

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 557,589
      and 557,589 shares issued and outstanding)                                    557,589             557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,843,019
      and 2,057,254 shares issued and outstanding)                                1,843,019           2,057,254
   Retained earnings                                                             35,299,183          35,326,305
   Accumulated other comprehensive income (loss)                                    579,082            (457,483)
                                                                               ------------        ------------
   Total stockholders' equity                                                    38,278,873          37,483,665
                                                                               ------------        ------------
                                                                                110,554,637         112,216,369
                                                                               ============        ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)


                                                      Three months ended,                    Nine months ended
                                                         September 30,                          September 30,
                                                         -------------                          -------------
                                                    2001               2000                2001               2000
                                                    ----               ----                ----               ----
Earned premiums                                 $ 1,802,479          2,310,467           5,743,466          6,778,573
Contract revenues                                 4,290,636          3,840,853          10,729,787          9,551,338
Investment income, net                              958,074          1,147,016           3,113,192          3,506,164
Net realized capital gains (losses)                  33,027             (6,325)            297,742           (114,879)
Other income                                        205,915            372,445             577,939            800,280
                                                -----------        -----------         -----------        -----------
                                                  7,290,131          7,664,456          20,462,126         20,521,476
                                                -----------        -----------         -----------        -----------


Losses and loss adjustment expenses                 404,576            394,324           1,175,612          1,228,109
Amortization of policy acquisition costs            482,678            698,137           1,458,679          1,683,497
Cost of contract revenues                         4,022,606          3,592,296           9,694,220          8,942,869
General and administrative expenses               1,125,732          1,263,964           3,942,613          3,811,856
Interest expense                                    693,965            798,508           2,037,811          2,276,365
                                                -----------        -----------         -----------        -----------
                                                  6,729,557          6,747,229          18,308,935         17,942,696
                                                -----------        -----------         -----------        -----------


Earnings before income taxes                        560,574            917,227           2,153,191          2,578,780

Income taxes                                        141,944            369,868             712,698            858,505
                                                -----------        -----------         -----------        -----------

Net earnings                                    $   418,630            547,359           1,440,493          1,720,275
                                                ===========        ===========         ===========        ===========



Basic earnings per share                        $       .17                .20                 .59                .60

Diluted earnings per share                      $       .17                .19                 .57                .60


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                           September 30, 2000 and 2001


                                                                                                       Accumulated
                                             Common       Class A       Additional                        Other            Total
                                           stock par     stock par       paid-in       Retained       Comprehensive    stockholders'
                                             value         value         capital       earnings       Income (Loss)       equity
                                             -----         -----         -------       --------       -------------       ------
Balance as of December 31, 1999          $   584,828    $ 2,304,587     $      --    $ 35,151,966     ($ 1,914,389)    $ 36,126,992
Comprehensive income:
  Net unrealized gains on debt and
      equity securities, net of tax               --             --            --              --          765,859          765,859
  Net earnings                                    --             --            --       1,720,275               --        1,720,275
                                                                                                                       ------------
Total comprehensive income                                                                                                2,486,134

Acquisition and retirement of 17,680
     shares of Common Stock                  (17,680)            --            --        (318,240)              --         (335,920)
Acquisition and retirement of 72,333
     shares of Class A Stock                      --        (72,333)           --        (518,537)              --         (590,870)
                                         -----------    -----------     ---------    ------------     ------------     ------------
Balance as of September 30, 2000         $   567,148    $ 2,232,254     $      --    $ 36,035,464     ($ 1,148,530)    $ 37,686,336
                                         ===========    ===========     =========    ============     ============     ============



Balance as of December 31, 2000          $   557,589    $ 2,057,254     $      --    $ 35,326,305     ($   457,483)    $ 37,483,665
Comprehensive income:
  Net unrealized losses on debt
     and equity securities                        --             --            --              --        1,036,565        1,036,565
  Net earnings                                    --             --            --       1,440,493               --        1,440,493
                                                                                                                       ------------
Total comprehensive income                                                                                                2,477,058

Acquisition and retirement of 214,235
     shares of Class A Stock                      --       (214,235)           --      (1,467,615)              --       (1,681,850)
                                         -----------    -----------     ---------    ------------     ------------     ------------
Balance as of September 30, 2001         $   557,589    $ 1,843,019     $      --    $ 35,299,183     $    579,082     $ 38,278,873
                                         ===========    ===========     =========    ============     ============     ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000


                                                                                            2001                 2000
                                                                                            ----                 ----
Cash flows from operating activities:
    Net earnings                                                                        $  1,440,493            1,720,275
    Adjustments to reconcile net earnings to net cash (used for)
    provided by operating activities:
      Depreciation and amortization                                                        1,246,672            1,180,261
      Net realized capital (gains) losses                                                   (297,742)             114,879
      Changes in:
         Accrued interest receivable                                                         276,920              105,262
         Reinsurance recoverable                                                             395,272            3,171,035
         Receivables, net                                                                 (1,584,018)          (1,765,383)
         Deferred policy acquisition costs                                                   (14,369)            (283,108)
         Prepaid expenses and other assets                                                    52,925           (1,240,509)
         Accounts payable and accrued liabilities                                            116,817            1,610,720
         Reserves for losses and loss adjustment expenses                                 (4,496,802)         (10,815,629)
         Collateral held                                                                   3,260,735           (3,538,001)
         Income taxes, net                                                                   244,316              543,279
         Unearned premiums                                                                  (110,698)             486,257
                                                                                        ------------         ------------
             Net cash provided by (used for) operating activities                            530,521           (8,710,662)
                                                                                        ------------         ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                                               23,622,623            9,251,178
      Fixed maturities-matured                                                            17,920,000            8,651,000
      Equity securities                                                                    2,536,207              325,000
      Mortgages                                                                              289,625                   --
      Short-term investments                                                              13,855,824           13,230,100
    Purchases of:
      Fixed maturities                                                                   (30,545,304)          (7,873,333)
      Equity securities                                                                   (6,000,000)            (821,250)
      Mortgages                                                                                   --             (297,368)
      Short-term investments                                                             (18,364,212)         (15,058,110)
    Capital expenditures                                                                    (255,265)            (350,825)
                                                                                        ------------         ------------
         Net cash provided by investing activities                                         3,059,498            7,056,392
                                                                                        ------------         ------------

Cash flows from financing activities:
    Payments on long-term debt                                                            (1,227,580)          (1,193,752)
    Payments for acquisition & retirement of stock                                        (1,681,850)            (926,790)
                                                                                        ------------         ------------
         Net cash used for financing activities                                           (2,909,430)          (2,120,542)
                                                                                        ------------         ------------

Net change in cash                                                                           680,589           (3,774,812)

Cash at beginning of period                                                                7,446,941            7,054,911
                                                                                        ------------         ------------

Cash at end of period                                                                   $  8,127,530            3,280,099
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 2001 and 2000.

                                                                     Average
                                                                     Shares          Per-Share
                                                    Earnings         Outstanding     Amount
                                                    --------         -----------     ------
2001:
Basic EPS:
         Earnings available to stockholders        $1,440,493         2,453,592      $     .59

         Effect of Dilutive Securities:
           Stock options                                   --            59,962
                                                   ----------        ----------
Diluted EPS:
         Earnings available to stockholders        $1,440,493         2,513,554      $     .57
                                                   ==========        ==========


2000:
Basic EPS:
         Earnings available to stockholders        $1,720,275         2,847,641      $     .60

         Effect of Dilutive Securities:
           Stock options                           $       --            38,405
                                                   ----------        ----------
Diluted EPS:
         Earnings available to stockholders        $1,720,275         2,886,046      $     .60
                                                   ==========        ==========

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2001 and 2000 was $468,382 and $315,224, respectively. Interest paid for the nine months ended September 30, 2001 and 2000 was $1,762,747 and $1,745,660, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax affects for the nine months ended September 30, 2001 and 2000:

                                                                                                 2001              2000
                                                                                              ----------        ----------
Unrealized gains (losses) on investments:
    Unrealized holding gain (loss) arising during period                                      $1,233,075           690,039
    Less reclassification adjustment for gains (losses) included in net income, net of income tax expense (benefit) of ($101,232) and ($39,059) and for 2001
        and 2000, respectively                                                                   196,510           (75,820)
                                                                                              ----------        ----------

Other comprehensive income (loss)                                                             $1,036,565           765,859
                                                                                              ==========        ==========

(5) Future Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133, as amended, on January 1, 2001 had no effect. There were no derivative transactions during the first nine months of 2001.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact of this new standard that will take effect on January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

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

ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain Connecticut and leases office space to its insurance subsidiaries as to well as third parties.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 2001 and 2000 is summarized as follows:

                                                Three Months ended                     Nine Months ended
                                                ------------------                     -----------------
                                              2001               2000               2001               2000
                                          -----------        -----------        -----------        -----------
Revenues:
ACSTAR Bonding                            $ 1,244,332          1,579,633        $ 4,219,383          4,602,571
United Coastal Liability Insurance          1,421,332          1,769,338          4,703,309          5,220,072
ACMAT Contracting                           5,160,712          4,846,905         13,400,210         12,910,111
                                          -----------        -----------        -----------        -----------
                                          $ 7,826,376          8,195,876        $22,322,902         22,732,754
                                          ===========        ===========        ===========        ===========
Operating Earnings:
ACSTAR Bonding                            $   408,653            587,495        $ 1,558,298          1,577,952
United Coastal Liability Insurance            624,304            892,461          2,100,693          2,453,860
ACMAT Contracting                             263,457            344,742            816,023          1,151,107
                                          -----------        -----------        -----------        -----------
                                          $ 1,296,414          1,824,698        $ 4,475,014          5,182,919
                                          ===========        ===========        ===========        ===========

Depreciation and Amortization:
ACSTAR Bonding                            $   155,749            131,065        $   461,826            391,649
United Coastal Liability Insurance             73,165             90,795            235,588            291,524
ACMAT Contracting                             193,651            166,059            549,258            497,088
                                          -----------        -----------        -----------        -----------
                                          $   422,565            387,919        $ 1,246,672          1,180,261
                                          ===========        ===========        ===========        ===========

Identifiable Assets:                   September 30, 2001   December 31, 2000
                                       ------------------   -----------------
ACSTAR Bonding                            $ 42,884,935          41,801,164
United Coastal Liability Insurance          49,676,780          52,781,561
ACMAT Contracting                           17,992,922          17,633,644
                                          ------------        ------------
                                          $110,554,637         112,216,369
                                          ============        ============

The components of revenue for each segment for the three and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                    Three Months Ended                        Nine Months Ended
                                                    ------------------                        -----------------
                                                 2001                 2000                 2001                 2000
                                             ------------         ------------         ------------         ------------
 ACSTAR Bonding:
   Premiums                                  $    918,374            1,272,951         $  2,978,740            3,634,041
   Investment income, net                         397,567              305,942            1,176,840              949,489
   Capital gains/(losses)                          16,239               (5,622)             146,085               (5,622)
   Other income (expense)                         (87,848)               6,362              (82,282)              24,663
                                             ------------         ------------         ------------         ------------
                                             $  1,244,332            1,579,633         $  4,219,383            4,602,571
                                             ============         ============         ============         ============


 United Coastal Liability Insurance:
   Premiums                                  $    884,105            1,037,516         $  2,764,726            3,144,532
   Investment income, net                         510,546              728,235            1,772,555            2,174,141
   Equity income (loss) from limited
   partnership investment                                                                                             --
   Capital gains/(losses)                          16,788                 (703)             151,657             (109,257)
   Other income                                     9,893                4,290               14,371               10,656
                                             ------------         ------------         ------------         ------------
                                             $  1,421,332            1,769,338         $  4,703,309            5,220,072
                                             ============         ============         ============         ============

 ACMAT Contracting:
   Contract revenues                         $  4,290,636            3,840,853         $ 10,729,787            9,551,338
   Investment income, net                           7,081                5,812               33,683               52,824
   Intersegment revenue:
     Rental income                                305,340              305,341              972,452              955,093
     Underwriting services and agency
     commissions                                  273,785              333,106            1,018,438            1,296,426
   Other income                                   283,870              361,793              645,850            1,054,430
                                             ------------         ------------         ------------         ------------
                                             $  5,160,712            4,846,905         $ 13,400,210           12,910,111
                                             ============         ============         ============         ============

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                         Three Months Ended                        Nine Months Ended
                                                         ------------------                        -----------------
                                                      2001                 2000                 2001                 2000
                                                  ------------         ------------         ------------         ------------
Revenue:
     Total revenue for reportable segments        $  7,826,376            8,195,876         $ 22,322,902           22,732,754
     Intersegment eliminations                        (536,245)            (531,420)          (1,860,776)          (2,211,278)
                                                  ------------         ------------         ------------         ------------
                                                  $  7,290,131            7,664,456         $ 20,462,126           20,521,476
                                                  ============         ============         ============         ============

Operating Earnings:
     Total operating earnings for
     reportable segments                          $  1,296,414            1,824,698         $  4,475,014            5,182,919
     Interest expense                                 (693,965)            (798,508)          (2,037,811)          (2,276,365)
     Other operating expenses                          (41,875)            (108,963)            (284,012)            (327,774)
                                                  ------------         ------------         ------------         ------------
                                                  $    560,574              917,227         $  2,153,191            2,578,780
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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations


CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $418,630 for the three months ended September 30, 2001 compared to $547,359 for the same period a year ago. Net earnings for the nine months ended September 30, 2001 were $1,440,493 compared to $1,720,275 for the nine months ended September 30, 2000. The decrease in 2001 net earnings compared to the 2000 net earnings was due primarily to a reduction in earned premiums resulting from a new reinsurance treaty effective May 1, 2000.

Revenues were $7,290,131 for the three months ended September 30, 2001 compared to $7,664,456 for the same period in 2000. Revenues were $20,462,126 for the nine months ended September 30, 2001 compared to $20,521,476 for the same period in 2000. Earned premiums were $1,802,479 for the three months ended September 30, 2001 compared to $2,310,467 for the same period a year ago. Earned premiums were $5,743,466 for the nine months ended September 30, 2001 compared to $6,778,573 for the same period in 2000. Contract revenues were $4,290,636 for the three months ended September 30, 2001 compared to $3,840,853 for the same period a year ago. Contract revenues were $10,729,787 for the nine months ended September 30, 2001 compared to $9,551,338 for the nine months ended September 30, 2000. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $958,074 for the three months ended September 30, 2001 compared to $1,147,016 for the same period in 2000. Investment income was $3,113,192 for the nine months ended September 30, 2001 compared to $3,506,164 for the same period in 2000. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. Net realized capital gains for the three months ended September 30, 2001 were $33,027 compared to realized capital losses of $6,325 for the same period a year ago. Net realized capital gains were $297,742 for the nine months ended September 30, 2001 compared to net realized capital losses of $114,879 for the same period a year ago.

Other income was $205,915 for the three months ended September 30, 2001 compared to $372,445 for the same period in 2000. Other income was $577,939 for the nine months ended September 30, 2001 compared to $800,280 for the nine months ended September 30, 2000. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $404,576 for the three months ended September 30, 2001 compared to $394,324 for the same period a year ago. Losses and loss adjustment expenses were $1,175,612 for the nine months ended September 30, 2001 compared to $1,228,109 for the same period a year ago. Amortization of policy acquisition costs were $482,678 for the three months ended September 30, 2001 compared to $698,137 for the same period in 2000. Amortization of policy acquisition costs were $1,458,679 for the nine months ended September 30, 2001 compared to $1,683,497 for the nine months ended September 30, 2000.

Costs of contract revenues were $4,022,606 for the three months ended September 30, 2001 compared to $3,592,296 for the same period a year ago, representing gross profit margin 6.2 % and 6.5%, respectively. Costs of contract revenues were $9,694,220 for the nine months ended September 30, 2001 compared to $8,942,869 for the same period a year ago, representing gross profit margins of 9.7% and 6.4%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,125,732 for the three months ended September 30, 2001 compared to $1,263,964 for the same period a year ago. General and administrative expenses were $3,942,613 for the nine months ended September 30, 2001 compared to $3,811,856 for the nine months ended September 30, 2000. The decrease in quarterly general and administrative expenses in 2001 compared to 2000 is due primarily to a decrease in salary expense offset in part by an increase in depreciation expense.

Interest expense was $693,965 for the three months ended September 30, 2001 compared to $798,508 for the same period in 2000. Interest expense was $2,037,811 for the nine months ended September 30, 2001 compared to $2,276,365 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt.

Income tax expense was $141,944 for the three months ended September 30, 2001 compared to $369,868 for the same period a year ago representing effective tax rates of 25.3% and 40.3%, respectively. Income tax expense was $712,698 for the nine months ended September 30, 2001 compared to $858,505 for the same period a year ago, representing effective tax rates of 33.1% and 33.3%, respectively. The fluctuation in the effective tax rate reflects a one-time charge related to an IRS examination completed in 2000.

Results of Operations by Segment:
---------------------------------
       ACSTAR BONDING:           Three Months ended September 30,     Nine Months ended September 30,
                                 --------------------------------     -------------------------------
                                      2001              2000              2001              2000
                                   ----------        ----------        ----------        ----------
         Revenue                   $1,244,332         1,579,633         4,219,383         4,602,571
         Operating Earnings        $  408,653           587,495         1,558,298         1,577,952

Revenues for the ACSTAR Bonding segment were $1,244,332 for the three months ended September 30, 2001 compared to $1,579,633 for the same period in 2000. Revenues for the ACSTAR Bonding segment were $4,219,383 for the nine months ended September 30, 2001 compared to $4,602,571 for the nine months ended September 30, 2000. Net written premiums were $855,858 for the three months ended September 30, 2001 compared to $1,229,862 for the three months ended September 30, 2000. Net written premiums were $2,682,809 for the nine months ended September 30, 2001 compared to $3,644,107 for the same period a year ago. Earned premiums were $918,374 for the three months ended September 30, 2001 compared to $1,272,951 for the three months ended September 30, 2000. Earned premiums were $2,978,740 for the nine months ended September 30, 2001 compared to $3,634,041 for the nine months ended September 30, 2000.

The net written premiums and earned premiums for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 reflect the Company's new reinsurance treaty. Effective May 1, 2000, the Company cedes significantly more of its bond exposure than under its previous reinsurance treaties. Such reinsurance is applicable on a per principal basis for losses in excess of $1,000,000 up to $13,000,000. Prior to May 1, 2000, reinsurance was applicable to losses in excess of $2,000,000 on a per bond basis with the Company retaining approximately $5,000,000 of losses up to $13,000,000.

Investment income was $397,567 for the three months ended September 30, 2001 compared to $305,942 for the same period a year ago. Investment income was $1,176,840 for the nine months ended September 30, 2001 compared to $949,489 for the nine months ended September 30, 2000. The investment income reflects a decrease in invested assets offset by an increase in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $408,653 for the three months ended September 30, 2001 compared to $587,495 for the same period in 2000. Operating earnings for the nine months ended September 30, 2001 were $1,558,298 compared to $1,577,992 for the nine months ended September 30, 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings reflects the Company's new reinsurance program and an increase in the amortization of policy acquisition costs.

Losses and loss adjustment expenses were $139,344 for the three months ended September 30, 2001 compared to $64,925 for the same period a year ago. Losses and loss adjustment expenses were $346,195 for the nine months ended September 30, 2001 compared to $196,413 for the same period a year ago. Amortization of policy acquisition costs were $371,666 for the three months ended September 30, 2001 compared to $551,030 for the same period in 2000. Amortization of policy acquisition were $1,248,325 for the nine months ended September 30, 2001 compared to $1,479,278 for the same period a year ago. The decrease in amortization of policy acquisition costs in 2001 compared to 2000 is primarily attributable to the reduction in average commission expense.

General and administrative expenses were $324,669 for the three months ended September 30, 2001 compared to $376,183 for the same period a year ago. General and administrative expenses were $1,066,565 for the nine months ended September 30, 2001 compared to $1,348,928 for the same period a year ago. The decrease in general and administrative expenses is due primarily to the implementation of a Funds Administration Agreement with ACMAT in 2000. ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations.

UNITED COASTAL LIABILITY INSURANCE:
                         Three Months ended September 30,    Nine Months ended September 30,
                         --------------------------------    -------------------------------
                             2001              2000              2001              2000
                          ----------        ----------        ----------        ----------
Revenue                   $1,421,332         1,769,338        $4,703,309         5,220,072
Operating Earnings        $  624,304           892,461        $2,100,693         2,453,860

Revenues for the United Coastal Liability Insurance segment were $1,421,332 for the three months ended September 30, 2001 compared to $1,769,338 for the same period in 2000. Revenues for the United Coastal Liability Insurance segment were $4,703,309 for the nine months ended September 30, 2001 compared to $5,220,072 for the nine months ended September 30, 2000. The 2001 decrease in revenue reflects a decrease in earned premiums and investment income compared to 2000. Net written premiums were $1,175,258 for the three months ended September 30, 2001 compared to $502,866 for the three months ended September 30, 2000. Net written premiums were $3,122,490 for the nine months ended September 30, 2001 compared to $3,170,425 for the same period a year ago. Earned premiums were $884,105 for the three months ended September 30, 2001 compared to $1,037,516 for the three months ended September 30, 2000. Earned premiums were $2,764,726 for the nine months ended September 30, 2001 compared to $3,144,532 for the nine months ended September 30, 2000.

Investment income was $510,546 for the three months ended September 30, 2001 compared to $728,235 for the same period a year ago. Investment income was $1,772,555 for the nine months ended September 30, 2001 compared to $2,174,141 for the nine months ended September 30, 2000. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains were $16,788 for the three months ended September 30, 2001, as compared to realized capital losses of $703 for the same period a year ago. Net realized capital gains were $151,657 for the nine months ended September 30, 2001 as compared to realized capital losses of $109,257.

Operating earnings for the United Coastal Liability Insurance segment were $624,304 for the three months ended September 30, 2001 as compared to $892,461 for the same period in 2000. Operating earnings for the nine months ended September 30, 2001 were $2,100,693 compared to $2,453,860 for the nine months ended September 30, 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to a decrease in earned premiums and investment income offset in part by a reduction in amortization of policy acquisition costs and losses and loss adjustment expenses.

Losses and loss adjustment expenses were $265,232 for the three months ended September 30, 2001 compared to $329,399 for the same period a year ago. Losses and loss adjustment expenses were $829,417 for the nine months ended September 30, 2001 compared to $1,031,696 for the same period a year ago. The decrease in losses and loss adjustment expenses are attributable to the decrease in earned premiums. Amortization of policy acquisition costs were $293,905 for the three months ended September 30, 2001 as compared to $321,980 for the same period in 2000. Amortization of policy acquisition were $936,575 for the nine months ended September 30, 2001 compared to $981,776 for the same period a year ago. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $237,891 for the three months ended September 30, 2001 compared to $225,498 for the same period a year ago. General and administrative expenses were $836,624 for the nine months ended September 30, 2001 compared to $752,740 for the same period a year ago.

ACMAT CONTRACTING:        Three Months ended September 30       Nine Months ended September 30,
                          -------------------------------       -------------------------------
                              2001               2000               2001               2000
                          -----------        -----------        -----------        -----------
Revenue                   $ 5,160,712          4,846,905        $13,400,210         12,910,111
Operating Earnings        $   263,457            344,742        $   816,023          1,151,107


Revenues for the ACMAT Contracting segment were $5,160,712 for the three months ended September 30, 2001 compared to $4,846,905 for the same period in 2000. Revenues were $13,400,210 for the nine months ended September 30, 2001 compared to $12,910,111 for the same period a year ago. The 2001 increase in revenue reflects an increase in contract revenues compared to 2000. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $263,457 for the three months ended September 30, 2001 compared to $344,742 for the same period a year ago. Operating earnings were $816,023 for the nine months ended September 30, 2001 compared to $1,151,107or the nine months ended September 30, 2000. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily

Cost of contract revenues were $4,022,606 for the three months ended September 30, 2001 compared to $3,592,296 for the same period in 2000 representing gross profit margin of 6.2% and 6.5%, respectively. Cost of contract revenues were $9,694,220 for the nine months ended September 30, 2001 compared to $8,942,869 for the same period a year ago, representing gross profit margins of 9.7% and 6.4%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $874,649 for the three months ended September 30, 2001 compared to $909,867 for the same period a year ago. General and administrative expenses were $2,889,967 for the nine months ended September 30, 2001 compared to $2,816,135 for the same period a year ago.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 2001 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 20.5% and 18.1% for the nine-month periods ended September 30, 2001 and 2000, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 69.9% and 61.4% for the nine month period ended September 30, 2001 and 2000, respectively. The Company's insurance subsidiaries' combined ratios under GAAP were 90.4% and 79.5% for the nine-month period ended September 30, 2001 and 2000, respectively. The increase in the 2001 combined ratio results primarily from the decrease in earned premiums.


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

The Company provided cash flow from operations of $530,521 for the nine-month period ended September 30, 2001 compared to cash flow used of $8,710,662 for the same period in 2000. Net cash flows provided by operations in 2001 were from cash collateral. Substantially all of the Company's cash flow was used to repay long-term debt and repurchase stock. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first nine-months of 2001 amounted to $3,059,498 compared to $7,056,392 for the same period in 2000. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at September 30, 2001.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of September 30, 2001.

During the nine-month period ended September 30, 2001, the Company also purchased, in the open market and privately negotiated transactions, 214,235 shares of its Class A Stock at an average price of $7.85 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of domestic State insurance departments, are limited to approximately $6,900,000 in 2001. The dividend limitation has increased from previous disclosures because of an adjustment to reduce excess of statutory reserves over statement reserves and similar increase to unassigned surplus.


REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 2001 was above the level which might require regulatory action.

Part II - Other Information


Item - Exhibits and Reports on Form 8-K

  a.  Exhibits - None


  b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACMAT CORPORATION


Date:  November 14, 2001            /s/ Henry W. Nozko, Sr.
                                  ---------------------------------------------
                                  Henry W. Nozko, Sr., President and Chairman



Date:  November 14, 2001            /s/ Henry W. Nozko, Jr.
                                  ---------------------------------------------
                                  Henry W. Nozko, Jr., Executive Vice President Chief Operating Officer, and Treasurer



Date:  November 14, 2001            /s/ Michael P. Cifone
                                  -----------------------
                                  Michael P. Cifone, Vice President - Finance
                                  (Principal Financial and Accounting Officer)