Form 10-K
period 2001-12-31
ACMAT CORP
filed 2002-04-01
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number 0 - 6234

                                ACMAT CORPORATION
             (Exact name of registrant as specified in its charter)

         Connecticut                                     06-0682460
--------------------------                  ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

233 Main Street
New Britain, Connecticut                                 06050-2350
----------------------------------------                 ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

The aggregate market value as of March 1, 2002 of the Common Stock and Class A Stock held by non-affiliates of the registrant was $16,887,647.

As of March 1, 2002 there were 553,355 shares of the registrant's Common Stock and 1,827,019 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

Item 1.  Business                                                                    3
       General                                                                       3
       Financial Information about Operating Segments                                3
                United Coastal Liability Insurance                                   3
                ACSTAR Bonding                                                       5
                Insurance and Bonding Performance Ratios                             5
                Underwriting                                                         6
                Reinsurance                                                          6
                Claims                                                               6
                Reserves for Losses and Loss Adjustment Expenses                     6
                IRIS Ratios                                                          9
                A.M. Best Ratings                                                    9
                Risk-Based Capital                                                   9
         ACMAT Contracting                                                           9
                General                                                              9
                Backlog                                                              9
                Materials                                                           10
                Contract Acquisition                                                10
                Warranty                                                            10
                Asbestos Abatement Operations                                       10
         Marketing                                                                  10
         Competition                                                                11
         Regulation                                                                 11
         Investments                                                                12
         Environmental Compliance                                                   14
         Employees                                                                  14

Item 2. Properties                                                                  14

Item 3. Legal Proceedings                                                           14

Item 4. Submission of Matters to a Vote of Security Holders                         14

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters    15

Item 6. Selected Financial Data                                                     15

Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                   16
         Reserves for Losses and Loss Adjustment Expenses                           18
         Liquidity and Capital Resources                                            18
         Regulatory Environment                                                     20

Item 7a. Quantitative and Qualitative Discussions about Market Risk                 20

Item 8. Financial Statements and Supplementary Data                                 22

Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                      49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                         49

Item 11. Executive Compensation                                                     52

Item 12. Security Ownership of Certain Beneficial Owners and Management             54

Item 13. Certain Relationships and Related Transactions                             55

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K            55

                                     PART I
                                ITEM 1. BUSINESS

General

ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverage for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance such as products liability. The Company derives its underwriting expertise from its construction and remediation operations. Through United Coastal Insurance Company ("United Coastal Insurance"), the Company provides a broad line of general products, professional, environmental and other liability insurance primarily to general contractors and specialty trade contractors, manufacturers and distributors and architects, engineers and other professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and all forms of commercial surety. Both United Coastal Insurance and ACSTAR Insurance are rated A- (excellent) by A.M. Best Co., Inc. ("A.M. Best").

The Company is also engaged in construction contracting which consists of general building construction for new buildings and interior contracting services of building interiors and asbestos abatement services for commercial, industrial and institutional buildings.

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

                       UNITED COASTAL LIABILITY INSURANCE

The liability insurance lines of the Company, which consist primarily of contractor general liability policies, professional liability policies, and product liability policies are discussed more fully below:

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

The Company often requires cash or irrevocable letters of credit to collateralize a portion of most bonds issued. In addition, the Company will only accept irrevocable letters of credit from financial institutions which have a rating of C "sound credit risk" or higher as determined by Fitch Ratings. However, no assurance can be made that such financial institutions will maintain their financial strength and, thus, that funds guaranteed under letters of credit will be available, if needed, to offset any potential claims.

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

                                                                   Year
                                                            Ended December 31,
                                                     --------------------------------
                                                     2001          2000          1999
                                                     ----          ----          ----
GAAP Ratios:
    Loss ratio                                       20.3%         16.4%         17.6%
    Expense ratio                                    69.3          58.9          56.6
                                                     ----          ----          ----
    GAAP combined ratio                              89.6          75.3          74.2
                                                     ====          ====          ====
Statutory Ratios:
   Loss ratio                                        20.3          16.4          17.6
   Expense ratio                                     77.3          63.6          63.3
                                                     ----          ----          ----
   Statutory combined ratio                          97.6%         80.0%         80.9%
                                                     ====          ====          ====

The increase in the combined ratios over the past year results primarily from the decline in written premiums due to selective underwriting while expenses remained flat. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio below 100%.
The Company has a conservative underwriting philosophy which, in the opinion of management, is one of the primary reasons for the favorable loss ratios relative to the property and casualty insurance industry over the last three years.

The Company continually monitors financial stability of contractors with surety bonds outstanding. Work in progress reports and updated financial information are reviewed by the Company to ensure that the contractor continues to meet the underwriting guidelines.

Reinsurance

In the normal course of business, the Company assumes and cedes reinsurance with other companies. Reinsurance ceded primarily represents excess of loss reinsurance with companies with "A" ratings from the insurance rating organization, A.M. Best. Reinsurance ceded also includes facultative reinsurance which is applicable to excess policies written over a primary policy issued by the Company for specific projects. Reinsurance is ceded to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurer of its liability. The Company participates in assumed quota share reinsurance arrangements covering marine and property catastrophe risks with one of its excess of loss reinsurers.

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

Claims

The Company directly handles substantially all claims of its insureds, except that independent claims adjusters and/or counsel, selected for their experience and reputation in the locality of the claim, are retained to conduct initial fact-finding investigations. All decisions respecting payment of claims are made by experienced employees of the Company.

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 2001 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported.

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

                                     2001             2000             1999
                                 ------------     ------------     ------------
Balance at January 1             $ 29,310,606     $ 38,544,491     $ 43,115,062
 Less reinsurance recoverable       2,580,388        3,924,064        2,224,116
                                 ------------     ------------     ------------
 Net balance at January 1          26,730,218       34,620,427       40,890,946

Incurred related to:
          Current year              4,144,000        2,441,000        3,091,120
          Prior years              (2,607,978)        (934,092)      (1,418,233)
                                 ------------     ------------     ------------
Total incurred                      1,536,022        1,506,908        1,672,887
Payments related to:
          Current year              1,723,000          791,546           81,569
          Prior years               6,730,282        8,605,571        7,861,837
                                 ------------     ------------     ------------
Total Payments                      8,453,282        9,397,117        7,943,406

Net balance at December 31         19,812,958       26,730,218       34,620,427
 Plus reinsurance recoverable       2,772,668        2,580,388        3,924,064
                                 ------------     ------------     ------------
 Balance at December 31          $ 22,585,626     $ 29,310,606     $ 38,544,491
                                 ============     ============     ============

The decrease in loss and loss adjustment expense reserves continues due to significant loss payments for surety and general liability claims, the release of net favorable development in surety loss reserves relating to older years that are no longer required partially offset by an increase in current year incurred loss and loss adjustment expenses. This increase reflects large surety losses which occurred during the year. While management continually evaluates the potential for changes in loss estimates, due to the uncertainty inherent in the surety business, the emergence of net favorable development may or may not continue to occur. Management believes that the reserves for losses and loss adjustment expense are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

As of December 31, 2001, 2000 and 1999 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $19,812,958, $29,375,218, and $40,715,475, respectively. As of December 31, 2001, 2000 and
1999 reserves determined in accordance with generally accepted accounting principles ("GAAP basis reserves") were $22,585,626, $29,310,606 and $38,544,491, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves result from the minimum statutory, or "Schedule P", loss reserves required to be maintained by the Company's insurance subsidiaries, partially offset by the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes for 2000 and 1999. In 2001, revised statutory accounting principles removed the requirement for minimum statutory, or "Schedule P" reserves.

The following losses and loss adjustment expense reserve runoff table is for the combined insurance operations of the Company's insurance subsidiaries. The data for 1992 and prior periods are presented on a net basis in the reserve run-off table. Restatement of prior periods is not practicable.

Each column shows the reserve held at the indicated calendar year-end and cumulative data on payments and re-estimated liabilities for that accident year and all prior accident years making up that calendar year-end reserve.

Therefore, the redundancy (deficiency) is also a cumulative number for that year and all prior years. It would not be appropriate to use this cumulative history to project future performance.

                          1991     1992     1993     1994    1995     1996     1997     1998    1999     2000      2001
                          ----     ----     ----     ----    ----     ----     ----     ----    ----     ----      ----
                                        (thousands)
Liability for unpaid
 losses and loss
 adjustment expenses     26,234   29,240   30,437   36,726  41,363   44,119   45,423   40,891  34,620   26,730     19,813

Liability reestimated
 as of:
 One year later          26,234   29,240   30,437   35,825  40,193   43,282   43,106   37,816  33,503   26,735
 Two years later         26,234   29,240   28,337   34,659  37,872   40,865   35,698   36,741  27,656
 Three years later       26,234   26,000   27,170   29,913  35,354   33,359   33,735   31,108
 Four years later        22,094   24,833   23,550   27,193  28,149   30,999   27,004
 Five years later        20,927   22,284   20,880   19,486  25,057   25,663
 Six years later         18,841   19,914   13,673   16,254  21,499
 Seven years later       16,932   13,148   11,915   14,125
 Eight years later       11,761   11,163   10,819
 Nine years later        10,412   10,407
 Ten years later         10,152

Cumulative Redundancy
 (deficiency):           16,082   18,833   19,618   22,601  19,864   18,456   18,419    9,783   6,964     (5)
Paid (cumulative) as of:

 One year later           3,216    6,142    1,560    2,361   3,067    2,942    6,703    7,903   8,610    6,663
 Two years later          8,699    7,574    3,655    4,582   5,256    8,951   13,928   14,843  13,766
 Three years later        9,576    8,603    5,022    6,412   8,922   16,047   16,655   19,920
 Four years later        10,488    9,554    6,189    7,969  15,601   18,597   20,208
 Five years later        10,816    9,818    6,869   12,425  17,564   21,791
 Six years later         10,856   10,034    9,723   13,094  19,885
 Seven years later       10,949   10,761   10,296   13,902
 Eight years later       11,445   10,787   11,058
 Nine years later        11,449   11,357
 Ten years later         11,579

Gross liability - end of year              34,730   40,955  45,235   47,960   48,901   43,115  38,544      29,311   22,586
Reinsurance recoverable                     4,293    4,229   3,872    3,841    3,478    2,224   3,924       2,581    2,773
                                           ------   ------  ------ --------    -----    ----- -------      ------  -------
Net liability - end of year                30,437   36,726  41,363   44,119   45,423   40,891  34,620      26,730   19,813

In 1995, the Company changed its method of reporting estimated liabilities for claims-made policies which is reflected in the reserve run-off table. For calendar years 1994 and prior, reserves associated with claims-made policies were reported based on accident year basis consistent with the Company's treatment in Schedule P to the Company's Statutory Annual Statement. At the request of the Arizona Insurance Department, ("Department") the Company was required to change its method of reporting in Schedule P to the Annual Statement, reserve and payment data associated with claims-made policies to a report year basis versus an accident year basis in order to comply with the National Association of Insurance Commissioners ("NAIC") guidelines. The Company's prior treatment of claims-made loss data on an accident basis was approved by the Department during years prior to 1995. For its 1995 statutory filing, the Company restated loss data reported in Schedule P to comply with the Department's request. As a result of the change to Schedule P for claims-made policies, the Company has also changed the method for reporting claims-made loss payment data in the reserve run-off table to conform to a report year basis for claims-made policies. Occurrence policies were and continue to be reported on an accident year basis. The 1995 re-estimated liabilities for each calendar year have been restated to reflect the new method of reporting.

Because of the change in reporting loss data for claims-made policies from an accident year basis to a report year basis, prior accident year reserves have been moved forward to fall within the report year resulting in no change to total reserve amounts or estimates. Management believes that the aggregate reserves for losses and loss adjustment expenses for all accident years are adequate.

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 2001, none of the Company's insurance subsidiaries' IRIS ratios were designated an "unusual value".

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 2001 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2001 was above the level which might require regulatory action.

                                ACMAT CONTRACTING

General

The Company provides a broad range of general building construction and coordinated interior contracting services. The Company began to offer asbestos abatement services in the 1970's and the Company continues to be active in the asbestos abatement field. The Company provides new and renovation general construction and installs interiors for office buildings, retail establishments, schools, colleges, churches, hospitals and other buildings. The Company's general building construction and interior contracting is provided both in connection with new buildings and in connection with the remodeling and renovation of interiors of existing buildings usually under contracts with building owners and building occupants. The Company provides a broad range of coordinated interior contracting services, many of which are performed by subcontractors

Backlog

The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 2001 and 2000:

                                                       December 31, 2001                  December 31, 2000
                                                       -----------------                  -----------------
Total Number of Contracts.                                    7                                  20
Total unbilled contract amounts.                          $14,000,000                        $16,800,000
Number of contracts with unbilled amounts in
excess of $400,000.                                           5                                   3
Aggregate unbilled amount of contracts in
excess of $400,000.                                       $13,946,000                        $15,900,000

The Company estimates that all of the December 31, 2001 backlog will be completed prior to December 31, 2002.

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

                                   COMPETITION

Insurance and Bonding

The property and casualty insurance industry is highly competitive. The Company competes with large national and smaller regional insurers in each state in which it operates, as well as monoline specialty insurers. The Company's principal competitors include certain insurance subsidiaries of American International Group, Inc. ("AIG"), Zurich Insurance Group, Design Professionals Insurance Company, CNA Insurance Companies and Lloyd's of London. Many of its competitors are larger and have greater financial resources than the Company. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services or the insurer's rating by independent rating agencies. The Company competes with admitted insurers, surplus line insurers, new forms of insurance organizations such as risk retention groups, and alternative self-insurance mechanisms.

Competition in the field of surety bonding is intense and many of the Company's competitors are larger and have greater surplus than the Company, thereby allowing them to provide bonds with higher limits than those which the Company is able to provide. The Company's principal competitors include the St. Paul Companies, Inc., AIG and CNA. The Company's insurance subsidiaries hold primary and reinsurance certificates of authority as acceptable sureties on Federal bonds as do approximately 250 to 300 other surety companies. The certificates give the Company an advantage over companies which are not certified by the United States Treasury Department with respect to surety bonding on Federal projects in that such certification has become a standard with respect to both Federal and other bonds. Approximately one-half of the surety bonds written by the Company's subsidiaries are required to be provided by a Treasury listed company. With respect to other bonds, the Company faces competition from as many as 1,000 additional non-certified surety companies.

ACMAT Contracting

Competition in the interior construction business serviced by ACMAT generally is intense. A majority of the Company's construction business is performed on projects on which the Company had been in competition with other contractors. The Company also focuses efforts on privately negotiated contracts obtained through advertising and its reputation. Quality of service and pricing are the Company's principal methods of competition.

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

As a non-admitted excess and surplus lines insurer, United Coastal Insurance is not subject to the comparatively more extensive state regulations to which ACSTAR Insurance is subject. The regulations and restrictions to which ACSTAR Insurance and United Coastal Insurance are subject include provisions intended to assure the solvency of ACSTAR Insurance and United Coastal Insurance and are primarily for the protection of policyholders and loss claimants rather than for the benefit of investors.

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 2001, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10.4 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. United Coastal Insurance is restricted by the Arizona Insurance Holding Company Systems Act as to the amount of dividends it may pay without the prior approval of the Arizona Department. During 2001, United Coastal Insurance paid $6,000,000 in dividends. At January 1, 2002, approximately $2,245,000 is available for the payment of dividends by United Coastal Insurance in 2002 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 2001, ACSTAR paid $2,500,000 in dividends to ACSTAR Holdings. At January 1, 2002, approximately $3,685,000 is available for the payment of dividends by ACSTAR Insurance in 2002 without the prior approval of the Illinois Insurance Department.

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

The Company invests in tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. The following table summarizes the fair value fixed maturity investments portfolio at December 31, 2001 and 2000 (dollars in thousands):

                                                        December 31,
                                            ----------------------------------
                                                  2001               2000
                                            ---------------    ---------------
                                                     Percent            Percent
                                                       Of                 Of
                                            Amount    Total    Amount    Total
                                            -------   -----    -------   -----
Fixed maturities available for sale (1):
  U.S. government and government
     agencies and authorities               $21,112    31.3%   $17,271    22.7%
   State and political subdivisions          12,297    18.2     28,341    37.2
   Industrial and Miscellaneous               9,082    13.5     19,825    26.0
   Mortgage-backed securities                19,720    29.2      4,934     6.5
                                            -------   -----    -------   -----
Total fixed maturities available for sale    62,211    92.2     70,371    92.4
Equity securities(2)                          4,917     7.3      2,221     2.9
Mortgages (3)                                  --      --          290      .4
Short-term investments (4)                      372      .5      3,249     4.3
                                            -------   -----    -------   -----
Total investments                           $67,500   100.0%   $76,131   100.0%
                                            =======   =====    =======   =====

(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $61,841,000 at December 31, 2001 and $70,488,000 at December 31, 2000.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $5,065,000 at December 31, 2001 and $2,560,000 at December 31, 2000.

(3) Mortgages are carried at amortized cost which approximates fair value at December 31, 2000.

(4) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth our combined fair value of fixed maturity investment portfolio classified by maturity distribution at December 31, 2001 and 2000 (dollars in thousands):

                                                     December 31,
                                      ---------------------------------------
                                             2001                  2000
                                      -----------------     -----------------
                                                Percent               Percent
                                                  Of                    Of
                                      Amount     Total      Amount     Total
                                      ------     ------     ------     ------
Due in (1):
----------
One year or less                      $18,750      30.1%    $23,926      34.0%
After one year through five years     30,545       49.1     39,014       55.4
After five years through ten years     2,922        4.7      3,132        4.5
After ten years                        9,994       16.1      4,299        6.1
                                      ------     ------     ------     ------
                                      $62,211     100.0%    $70,371     100.0%
                                      ======     ======     ======     ======

     (1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2001, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 2001, 2000 and 1999 are shown in the following table (dollars in thousands):

                                        2001             2000             1999
                                      --------         --------         --------
         Invested assets (1)          $ 83,403         $ 90,619         $111,559
         Investment income (2)        $  4,032         $  4,571         $  5,390

         Average yield                    4.83%            5.04%            4.83%

(1) Average of the aggregate invested amounts at the beginning of the period and at end of each quarter including cash and cash equivalents.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

The yields reflect the Company's investment strategy of investing in high quality securities. In 2001, the interest rate environment decreased led by reduction in U.S. Treasury rates, reflected in the marginal drop in yield. Invested assets are attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt, repurchase stock and pay claims.

                            ENVIRONMENTAL COMPLIANCE

The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

                                    EMPLOYEES

As of December 31, 2001, the Company employed approximately 30 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

                             2001                               2000
                    HIGH              LOW               HIGH              LOW
COMMON STOCK

  1st Quarter        20              19.25               19               19
  2nd Quarter        25                19                19               19
  3rd Quarter        19                19                19               17
  4th Quarter        19                19                26               19

CLASS A STOCK

  1st Quarter       11.88             7.38            13-1/16            6-1/8
  2nd Quarter        9.98             7.85              8-3/4            7-1/8
  3rd Quarter       11.20             7.15             8-3/8             6-1/2
  4th Quarter        7.88             7.0                10             6-13/16

No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 1, 2002, there were 280 Common Stock shareholders of record and 600 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                  2001             2000             1999             1998             1997
                                  ----             ----             ----             ----             ----
Revenues                      $ 26,962,807       $26,341,755      $25,500,249      $28,752,273      $33,552,135
Total Assets                   109,463,456       112,216,369      125,855,611      146,126,465      176,208,762
Long-Term Debt                  24,550,361        27,696,587       30,792,720       37,200,000       48,212,727
Stockholders'  Equity           37,972,175        37,483,665       36,126,992       37,622,926       39,577,739

Net Earnings                     1,706,588         2,224,317        3,013,723        2,120,529        4,456,949
Basic Earnings Per Share               .70               .80             1.02              .66             1.29
Diluted Earnings Per Share             .68               .78              .99              .65             1.12

Note:  No cash dividends were paid during any of the periods above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $1,706,588 in 2001, $2,224,317 in 2000 and $3,013,723 in 1999.
The decrease in 2001 net earnings compared to the 2000 net earnings was due primarily to a decrease in earned premiums and an increase in the loss ratio partially offset by an increase in realized capital gains. The decrease in 2000 net earnings compared to the 1999 net earnings was due in part to realized capital losses in 2000 compared with capital gains in 1999.

Revenues were $26,962,807 in 2001, $26,341,755 in 2000 and $25,500,249 in 1999.
The increase in 2001 revenues compared to the 2000 revenues is due primarily to an increase in contract revenues and realized gains offset in part by a decrease in earned premiums and net investment income. Earned premiums were $7,581,276 in 2001, $9,215,904 in 2000 and $9,414,192 in 1999. The decrease in earned premiums over the past two years reflects the Company's strategy to selectively underwrite during uncertain economic times. Contract revenues were $14,074,878 in 2001, $11,790,207 in 2000 and $9,223,457 in 1999. Contract revenue depends greatly on the successful securement of contracts bid and execution.

Investment income was $4,031,793 in 2001, $4,570,927 in 2000 and $5,389,732 in
1999. The decrease in investment income was primarily related to a continued decrease in invested assets as the Company continues to reduce long-term debt. Net realized capital gains (losses) were $374,301 in 2001, ($123,125) in 2000 and $252,190 in 1999.

Other income was $900,559 in 2001, $887,842 in 2000 and $1,220,678 in 1999.
Other income consists primarily of rental income. The increase in 2001 other incomes compared to 2000 reflects an increase in construction administration fees in 2001 offset by a lease termination fee received from a tenant in 2000. Other income in 1999 included a one-time benefit of approximately $330,000.

Losses and loss adjustment expenses were $1,536,022 in 2001, $1,506,908 in 2000 and $1,672,887 in 1999. The increase in losses and loss adjustment expenses for 2001 are attributable to an increase in surety loss ratio offset in part by a decrease in current year earned premiums.

Amortization of policy acquisition costs were $2,049,946 in 2001, $2,375,038 in 2000 and $2,223,918 in 1999. The decrease in amortization of policy acquisition costs in 2001 is primarily attributable to the decrease in commission rates for agents and decrease in earned premium.

Costs of contract revenues were $13,183,057, in 2001, $11,006,382 in 2000 and $8,261,408 in 1999. The gross profit margins on construction projects were 6.3% in 2001, 6.6% in 2000 and 10.4% in 1999. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses were $4,856,785 in 2001, $4,997,849 in 2000 and $5,385,409 in 1999. The decrease in general and administrative expenses in 2001 compared to 2000 is due primarily to a decrease in salary expense offset in part by an increase in depreciation expense. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in intangible amortization expense.

Interest expense was $2,723,052 in 2001, $2,982,824 in 2000 and $3,738,740 in
1999. The decrease in interest expense is due to the decrease in long-term debt.

Income tax expense was $907,357 in 2001, $1,248,437 in 2000 and $1,204,164 in
1999, representing effective tax rates of 34.7%, 35.9% and 28.6%, respectively. The fluctuation in the effective tax rate reflects a one-time charge related to an IRS examination completed in 2000.

Results of Operations by Segment:

ACSTAR BONDING:                      2001             2000             1999
                                  ----------       ----------       ----------
         Revenue                  $5,487,683       $6,284,212       $6,227,462

         Operating Earnings       $2,098,548       $2,436,708       $2,968,882

Revenues for the ACSTAR Bonding segment were $5,487,683 in 2001, $6,284,212 in 2000 and $6,227,462 in 1999. The 2001 decrease in revenue is primarily due to a 24% decrease in earned premiums and partly offset by an increase in investment income and realized gains. The 2000 increase in revenue reflects a slight increase in earned premium compared to 1999.

Investment income was $1,560,080 in 2001, $1,253,329 in 2000 and $1,268,175 in
1999. The increase in 2001 investment income was primarily related to a decrease in investment expenses. The slight decrease in 2000 investment income was primarily related to a continued decrease in invested assets offset in part by an increase in the effective yield on those invested assets. Net realized capital gains (losses) were $191,670 in 2001, ($5,622) in 2000 and $51,616 in
1999.

Operating earnings for the ACSTAR Bonding segment were $2,098,548 in 2001, $2,436,708 in 2000 and $2,968,882 in 1999. The decrease in operating earning in 2001 is primarily related to lower earned premium and higher loss ratios partially offset by higher net investment income and capital gains. The decrease in operating earnings reflects the Company's new reinsurance program and an increase in the losses and loss adjustment expense.

Losses and loss adjustment expenses were $404,260 in 2001, $251,876 in 2000 and $238,520 in 1999. The increase in 2001 losses and loss adjustment expense compared to 2000 reflects an increase in the loss and loss adjustment expense ratio, offset in part by a decrease in current year earned premiums and the release of net favorable development in surety loss reserves relating to older years.

Amortization of policy acquisition costs were $1,601,377 in 2001, $2,001,561 in 2000 and $1,543,783 in 1999. The change in amortization of policy acquisition costs is primarily attributable to the change in direct written premiums and a change in the average commissions paid to agents.

General and administrative expenses were $1,383,498 in 2001, $1,594,067 in 2000 and $1,476,277 in 1999. The decrease in general and administrative expenses in 2001 is primarily due to reduced funds control expenses in 2001 compared to 2000. The increase in general and administrative expenses in 2000 compared to 1999 is due primarily to the implementation of a Funds Control Agreement with ACMAT in 2000. Under this agreement, ACMAT collects funds from certain obligees of ACSTAR and makes payments directly to the vendors and subcontractors of selected principals for certain bond obligations for a fee.

UNITED COASTAL LIABILITY
 INSURANCE:                          2001             2000             1999
                                  ----------       ----------       ----------
         Revenues                 $6,363,392       $7,080,714       $8,529,279

         Operating Earnings       $2,810,000       $3,549,472       $4,578,802

Revenues for the United Coastal Liability Insurance segment were $6,363,392 in 2001, $7,080,714 in 2000 and $8,529,279 in 1999. The 2001 decrease in revenue reflects a 10% decrease in earned premiums and a 21% decrease in investment income compared to 2000. The 2000 decrease in revenue reflects a 12% decrease in earned premiums and a 16% decrease in investment income compared to 1999. The decrease in revenues over the past two years reflects the Company's strategy to selectively underwrite during uncertain economic times and a reduction in invested assets to pay dividends to pay parent to reduce corporate debt.

Investment income was $2,385,377 in 2001, $3,001,161 in 2000 and $3,557,332 in
1999. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains (losses) were $182,631 in 2001, ($117,503) in 2000 and $200,574 in 1999.

Operating earnings for the United Coastal Liability Insurance segment were $2,810,000 in 2001, $3,549,472 in 2000 and $4,578,802 in 1999. The decrease in operating earnings is due primarily to a decrease in earned premiums and investment income.

Losses and loss adjustment expenses were $1,131,762 in 2001, $1,255,032 in 2000 and $1,434,367 in 1999. The decrease in losses and loss adjustment expenses is attributable to the decrease in earned premiums.

Amortization of policy acquisition costs were $1,286,409 in 2001, $1,303,916 in 2000 and $1,528,179 in 1999. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $1,135,221 in 2001, $972,294 in 2000 and $987,931 in 1999. The increase in general and administrative expenses is due primarily to an increase in expenses related to our tri-annual statutory audit in 2001.

ACMAT CONTRACTING:                  2001             2000              1999
                                 -----------      -----------      -----------
         Revenues                $17,540,369      $15,898,910      $13,154,753

         Operating Earnings      $   912,376      $ 1,111,731      $   907,228

Revenues for the ACMAT Contracting segment were $17,540,369 in 2001, $15,898,910 in 2000 and $13,154,753 in 1999. The 2001 increase in revenue reflects a 19% increase in contract revenues compared to 2000. The 2000 increase in revenue reflects a 28% increase in contract revenues compared to 1999. Contract revenue depends greatly on the successful securement of contracts bid and execution.

Operating earnings for the ACMAT Contracting segment were $912,376 in 2001, $1,111,731 in 2000 and $907,228 in 1999. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to a decrease in funds control income and lower gross profit on contracts in 2001. The increase in 2000 operating earnings compared to 1999 operating earnings is due to implementation of the Funds Administration Agreement with ACSTAR offset in part by lower gross margins on 2000 projects.

Cost of contract revenues were $13,183,057 in 2001, $11,006,382 in 2000 and $8,261,408 in 1999. The gross profit margin on construction projects was 6.3% in 2001, 6.6% in 2000 and 10.4% in 1999. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $3,444,936 in 2001, $3,780,797 in 2000 and $3,886,117 in 1999. The decrease in general and administrative expenses in 2000 compared to 1999 is due primarily to the decrease in amortization of intangibles. The decrease in general and administrative expenses in 2001 compared to 2000 is due primarily to a decrease in salary expense in 2001.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES:

Reserves for losses and loss adjustment expenses are established with respect to both reported and incurred but not reported claims for insured risks. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims. This is a critical accounting policy for the insurance operations.

Management believes that the reserves for losses and loss adjustment expenses at December 31, 2001 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 20.3%, 16.4% and 17.6% for the years ended December 31, 2001, 2000 and 1999, respectively. These loss ratios are below industry averages and are believed to be the result of conservative underwriting. The increase in the 2001 loss ratios is due to an increase in surety loss ratio. There can be no assurance that such loss ratios can continue. The Company's insurance subsidiaries' expense ratios under GAAP were 69.3%, 58.9% and 56.6% for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in the expense ratios is due to the decline in premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 89.6%, 75.3% and 74.2% for the years ended December 31, 2001, 2000 and 1999, respectively.

REVENUE RECOGNITION:

Revenue on construction contracts is recorded using the percentage of completion method. Under this method revenues with respect to individual contracts are recognized in the proportion that costs incurred to date relate to total estimated costs. Revenues and cost estimates are subject to revision during the terms of the contracts, and any required adjustments are made in the periods in which the revisions become known. Provisions are made, where applicable, for the entire amount of anticipated future losses on contracts in progress. Construction claims are recorded as revenue at the time of settlement and profit incentives and change orders are included in revenues when their realization is reasonably assured. Selling, general and administrative expenses are not allocated to contracts. This is a critical accounting policy for the ACMAT construction segment.

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

ACMAT's principal sources of funds are dividends from its wholly owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to serve its indebtedness. ACMAT has relied on dividends from its insurance subsidiaries to repay debt.

The Company realized cash flow from operations in the amount of $1,465,272 in 2001, compared to cash flow used from other sources to support operations of $8,190,436 in 2000 and $7,065,427 in 1999. The cash flow from operations is due primarily to the increase of cash collateral partially offset by the payment of claims. Substantially all of the Company's cash flow is used to repay short-term and long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $8,821,721 in 2001, $14,008,674 in 2000 and $20,580,662 in 1999.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an available fund ("Available Fund"). The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all of these covenants at December 31, 2001, except for the ratio of Earnings Before Interest Expense, Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 2001.

During 2001, the Company purchased, in the open market and privately negotiated transactions, 234,235 shares of its Class A Stock at an average price of $7.80.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 2001, ACMAT received $6,460,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 2002, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $5,930,000.

In 2002, the Company anticipates that internally generated funds and short-term borrowings will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be $2,589,256 in 2002.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2001 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

Contractual Obligations at December 31, 2001 include the following:

-----------------------------------------------------------------------------------------------------
                                                  Less
Payments due by Period                           than l          1 to 3         4 to 5        After 5
(in thousands)                     Total          Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------

Long-Term Debt (principal)          24,550        2,589           3,780          3,758        14,423

The Company also has cash collateral of $15,948,636 at December 31, 2001 which it would be required to return at the end of expiration of applicable bond period subject to any claims.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK:

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 2001 was $67,499,567, 92% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 2000. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt is interest rate risk at the time of refinancing. As the majority of the Company's debt is fixed rate debt, the Company's exposure to interest rate risk on its long-term debt is not significant. The Company continually monitors the interest rate environment and evaluates refinancing opportunities as the maturity dates approach.

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that would be taken by us to mitigate such hypothetical losses in fair value.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2001.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.9 million based on a 100 basis point increase in interest rates as of December 31, 2001, which is not considered material. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 62% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would partially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

          Independent Auditors' Report

          Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999

          Consolidated Schedules included in Part II of this Report - Years ended December 31, 2001, 2000 and 1999

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Hartford, Connecticut
March 4, 2002

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2001, 2000 and 1999

                                                 2001             2000              1999
                                              -----------      -----------       -----------
Contract revenues                             $14,074,878       11,790,207         9,223,457
Earned premiums                                 7,581,276        9,215,904         9,414,192
Investment income, net                          4,031,793        4,570,927         5,389,732
Net realized capital gains (losses)               374,301         (123,125)          252,190
Other income                                      900,559          887,842         1,220,678
                                              -----------      -----------       -----------
                                               26,962,807       26,341,755        25,500,249


Cost of contract revenues                      13,183,057       11,006,382         8,261,408
Losses and loss adjustment expenses             1,536,022        1,506,908         1,672,887
Amortization of policy acquisition costs        2,049,946        2,375,038         2,223,918
General and administrative expenses             4,856,785        4,997,849         5,385,409
Interest expense                                2,723,052        2,982,824         3,738,740
                                              -----------      -----------       -----------
                                               24,348,862       22,869,001        21,282,362
                                              -----------      -----------       -----------

Earnings before income taxes                    2,613,945        3,472,754         4,217,887

Income taxes                                      907,357        1,248,437         1,204,164
                                              -----------      -----------       -----------

Net earnings                                  $ 1,706,588        2,224,317         3,013,723
                                              ===========      ===========       ===========


Basic earnings per share                      $       .70              .80              1.02
                                              -----------      -----------       -----------

Diluted earnings per share                    $       .68              .78               .99
                                              -----------      -----------       -----------

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000

ASSETS                                                                                 2001                              2000
                                                                                  --------------                    --------------
Investments:
 Fixed maturities - available for sale at fair value
  (Cost of $61,841,391 in 2001 and $70,487,764 in 2000)                           $   62,210,923                        70,370,912
 Equity securities - available for sale at fair value
  (Cost of  $5,065,262 in 2001 and $2,561,512 in 2000)                                 4,916,900                         2,220,936
 Mortgages                                                                                  --                             289,625
 Short-term investments, at cost which approximates fair value                           371,744                         3,249,065
                                                                                  --------------                    --------------
  Total Investments                                                                   67,499,567                        76,130,538

Cash and cash equivalents                                                             12,784,806                         7,446,941
Accrued interest receivable                                                              750,078                         1,033,411
Receivables, net of allowance for doubtful accounts of
  $82,355 in 2001 and $147,346 in 2000                                                 4,839,559                         4,140,363
Reinsurance recoverable                                                                2,772,668                         2,580,388
Prepaid expenses                                                                         125,731                           133,018
Deferred income taxes                                                                    450,303                           833,865
Property and equipment, net                                                           12,273,656                        12,624,792
Deferred policy acquisition costs                                                      1,165,556                         1,438,747
Other assets                                                                           4,881,172                         3,612,239
Intangibles, net                                                                       1,920,360                         2,242,067
                                                                                  --------------                    --------------
                                                                                  $  109,463,456                       112,216,369
                                                                                  ==============                    ==============

Liabilities & Stockholders' Equity

Accounts payable                                                                  $    3,480,204                         2,407,958
Reserves for losses and loss adjustment expenses                                      22,585,626                        29,310,606
Unearned premiums                                                                      4,155,197                         5,442,777
Collateral held                                                                       15,948,636                         8,673,378
Income taxes                                                                              13,592                            22,582
Other accrued liabilities                                                                757,665                         1,178,816
Long-term debt                                                                        24,550,361                        27,696,587
                                                                                  --------------                    --------------
 Total Liabilities                                                                    71,491,281                        74,732,704

Commitments and contingencies

Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized;
   557,589 and 557,589 shares issued and outstanding)                                    557,589                           557,589
  Class A Stock (No par value; 10,000,000 shares authorized;
   1,827,019 and 2,057,254 shares issued and outstanding)                              1,827,019                         2,057,254
  Retained earnings                                                                   35,460,226                        35,326,305
  Accumulated other comprehensive income (loss)                                          127,341                          (457,483)
                                                                                  --------------                    --------------
     Total Stockholders' Equity                                                       37,972,175                        37,483,665
                                                                                  --------------                    --------------

                                                                                  $  109,463,456                       112,216,369
                                                                                  ==============                    ==============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 2001, 2000 and 1999

                                                                                                        Accumulated
                                                  Common        Class A     Additional                     other          Total
                                                 Stock par     Stock par      paid-in       Retained   comprehensive  stockholders'
                                                   value         value        capital       earnings   income (loss)     equity
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 1998                 $   592,088     2,460,808          --      34,074,538       495,492    37,622,926

Comprehensive income:
    Net unrealized losses on debt and
      equity securities, net of
      reclassification adjustment                      --            --            --            --      (2,409,881)   (2,409,881)
    Net earnings                                       --            --            --       3,013,723          --       3,013,723
                                                                                                                      -----------
Total comprehensive income                                                                                                603,842

    Acquisition and retirement of 7,260 shares
      of Common Stock                           $    (7,260)         --            --        (144,658)         --        (151,918)
    Acquisition and retirement of 189,221
      shares of Class A Stock                          --        (189,221)     (388,500)   (1,791,637)         --      (2,369,358)
    Issuance of 15,000 shares of Class A Stock
      pursuant to investment agreement                 --          15,000       206,250          --            --         221,250
    Issuance of 18, 000 shares of Class A
Stock pursuant to stock options                        --          18,000       182,250          --            --         200,250
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 1999                 $   584,828     2,304,587          --      35,151,966    (1,914,389)   36,126,992

Comprehensive income:
    Net unrealized losses on debt and
      equity securities, net of
reclassification adjustment                            --            --            --            --       1,456,906     1,456,906
    Net earnings                                       --            --            --       2,224,317          --       2,224,317
                                                                                                                      -----------
Total comprehensive income                                                                                              3,681,223

Acquisition and retirement of 27,239 shares of
Common Stock                                        (27,239)         --         (38,025)     (454,566)         --        (519,830)
Acquisition and retirement of 253,833 shares
of Class A Stock                                       --        (253,833)         --      (1,595,412)         --      (1,849,245)
Issuance of 6,500 shares of Class A Stock
    pursuant to stock options                          --           6,500        38,025          --            --          44,525
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 2000                 $   557,589     2,057,254          --      35,326,305      (457,483)   37,483,665

Comprehensive income:
  Net unrealized appreciation of debt and
    equity securities, net of reclassification
    adjustment                                         --            --            --            --         584,824       584,824
  Net earnings                                         --            --            --       1,706,588          --       1,706,588
                                                                                                                      -----------
Total comprehensive income                                                                                              2,291,412

Acquisition and retirement of 234,235
    shares of Class A Stock                            --        (234,235)      (20,000)   (1,572,667)         --      (1,826,902)
Issuance of 4,000 shares of Class A Stock
    pursuant to stock options                          --           4,000        20,000          --            --          24,000
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 2001                 $   557,589     1,827,019          --      35,460,226       127,341    37,972,175
                                                ===========   ===========   ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

                                                                              2001                  2000                  1999
                                                                          ------------          ------------          ------------
Cash Flows From Operating Activities:
    Net earnings                                                          $  1,706,588             2,224,317             3,013,723
    Adjustments to reconcile net earnings to net cash provided by
         (used for) operating activities:
         Depreciation and amortization                                       1,535,057             1,547,144             1,829,646
         Net realized capital (gains) losses                                  (374,301)              123,125              (252,190)
         Deferred income taxes                                                 383,562               726,459               428,918
    Changes In:
         Accrued interest receivable                                           283,333               290,945                27,978
         Receivables, net                                                     (699,196)           (1,316,982)              914,246
         Reinsurance recoverable                                              (192,280)            1,343,676            (1,699,948)
         Deferred policy acquisition costs                                     273,191              (114,967)              226,309
         Prepaid expenses and other assets                                  (1,261,646)           (1,293,362)              741,366
         Accounts payable and other liabilities                                651,095               412,388              (874,280)
         Collateral held                                                     7,275,258            (3,281,176)           (5,389,822)
         Reserves for losses and loss adjustment expenses                   (6,724,980)           (9,233,885)           (4,570,571)
         Income taxes                                                         (102,829)              201,573                72,165
         Unearned premiums                                                  (1,287,580)              180,309            (1,532,967)
                                                                          ------------          ------------          ------------
             Net cash provided by (used for) operating activities            1,465,272            (8,190,436)           (7,065,427)
                                                                          ------------          ------------          ------------

Cash Flows From Investing Activities:
    Proceeds from investments sold or matured:
          Fixed maturities - sold                                           25,677,741            16,465,522            63,593,712
          Fixed maturities - matured                                        28,261,000            13,431,000            11,692,000
          Equity securities                                                  3,568,173               325,000                24,405
          Mortgages                                                            289,625                  --                    --
          Short-term investments                                            23,704,426            21,932,313           143,866,543
  Purchases Of:
          Fixed maturities                                                 (45,430,756)          (11,821,523)          (66,790,040)
          Equity securities                                                 (6,000,000)             (821,250)              (24,405)
          Mortgages                                                               --                (289,625)                 --
          Short-term investments                                           (20,827,105)          (24,662,821)         (131,437,187)
  Capital expenditures                                                        (421,383)             (549,942)             (344,366)
                                                                          ------------          ------------          ------------
            Net cash provided by investing activities                        8,821,721            14,008,674            20,580,662
                                                                          ------------          ------------          ------------

Cash Flows From Financing Activities:
    Borrowings under line of credit                                               --                    --               9,000,000
    Repayments under line of credit                                               --                    --              (9,000,000)
    Repayments on long-term debt                                            (8,146,226)           (3,096,133)          (10,907,280)
    Issuance of long-term debt                                               5,000,000                  --               4,500,000
    Issuance of Class A Stock                                                   24,000                39,000               162,000
    Payments for acquisition and retirement of stock                        (1,826,902)           (2,369,075)           (2,521,276)
                                                                          ------------          ------------          ------------
            Net cash used for financing activities                          (4,949,128)           (5,426,208)           (8,766,556)
                                                                          ------------          ------------          ------------

Net change in cash and cash equivalents                                      5,337,865               392,030             4,748,679

Cash and cash equivalents, beginning of year                                 7,446,941             7,054,911             2,306,232
                                                                          ------------          ------------          ------------

Cash and cash equivalents, end of year                                    $ 12,784,806             7,446,941             7,054,911
                                                                          ============          ============          ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted ("GAAP") in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During 2001, 2000 and 1999, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2001 - three customers provided 33%, 27%, and 20%, respectively. In 2000 - three customers provided 33%, 22% and 19%, respectively. In 1999 - two customers provided 51% and 24%, respectively. One customer accounted for more than 10% of the United Coastal insurance revenues in 2001.

(c) Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities reflect investment in common stock, non-redeemable preferred stock and mutual funds.

Investments are classified as "available for sale" and are reported at fair value, with unrealized gains or losses charged or credited directly to stockholders' equity.

The fair value of investment securities are based on quoted market prices. Premiums and discounts on debt securities are amortized into interest income over the term of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method. Any security which management believes has experienced a decline in value which is other than temporary is written down to its fair value through a charge to income.

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

Reinsurance recoverable amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates and monitors the financial condition of reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Deferred Policy Acquisition Costs

Deferred policy acquisition costs, representing commissions and certain underwriting costs, are deferred and amortized on a straight-line basis over the policy term.

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based upon the respective estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

(f) Intangibles

Prior to adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", intangibles are stated at amortized cost and are being amortized using the straight-line method. Intangibles include insurance operating licenses and goodwill, which represents the excess of cost over the fair market value of net assets acquired. These intangible assets are amortized over periods ranging from 15 to 25 years. The carrying amounts of these intangibles are regularly reviewed for indicators of other-than-temporary impairments in value. Amortization expense included in the consolidated statement of income was $321,707, $326,652 and $632,339 for the years ended December 31, 2001, 2000 and 1999, respectively.

Upon adoption of SFAS No. 142, the Company will stop amortizing intangible assets related to licenses which is deemed to have an indefinite useful life. Instead, this asset will be subject to an annual review for impairment. See Note 1, Summary of Significant Accounting Policies, Accounting Standards Not Yet Adopted.

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

Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $600,174 and $938,797 at December 31, 2001 and 2000, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                                       Premiums Written                                          Premiums Earned
                      --------------------------------------------------       --------------------------------------------------
                          2001              2000               1999                2001               2000               1999
                      ------------       ------------       ------------       ------------       ------------       ------------
         Direct       $  8,350,916         10,453,335          8,968,024       $  9,639,764         10,247,698         10,528,702
         Assumed            47,491             12,743            124,763             32,795             40,897             97,052
         Ceded          (1,766,087)        (1,555,074)        (1,002,787)        (2,091,283)        (1,072,691)        (1,211,562)
                      ------------       ------------       ------------       ------------       ------------       ------------
             Totals   $  6,632,320          8,911,004          8,090,000       $  7,581,276          9,215,904          9,414,192
                      ============       ============       ============       ============       ============       ============

Ceded incurred losses and loss adjustment expenses totaled $423,709, $175,397 and $215,292 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

(k) Income Taxes

The provision for taxes comprises two components, current income taxes and deferred income-taxes. Deferred income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m) Comprehensive Income (Loss)


The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the years ended December 31, 2001, 2000 and 1999:

                                                                                         2001             2000              1999
                                                                                      ----------       ----------        ----------
         Unrealized gains (losses) on investments:
         Unrealized holding gain (loss) arising during period net of income tax
         expense                                                                      $  831,863        1,373,644        (2,243,436)
         Less reclassification adjustment for gains included in net earnings, net of income tax expense (benefit) of $127,262, ($41,863) and $85,745
         for 2001, 2000 and 1999, respectively                                           247,039          (81,262)          166,445
                                                                                      ----------       ----------        ----------
         Other comprehensive income (loss)                                            $  584,824        1,456,906        (2,409,881)
                                                                                      ==========       ==========        ==========

(n) Accounting Changes

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (FAS 133 was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133, as amended, on January 1, 2001 had no effect. There were no derivative transactions during 2001.

(o) Accounting Standards Not Yet Adopted

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

Upon adoption of SFAS No. 142, on January 1, 2002 the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of January 1, 2002, the Company has an unamortized intangible asset in the amount of $1,920,360 which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $321,707 for the year ended December 31, 2001. the Company will cease amortization of goodwill, effective January 1, 2002. This would reduce general and administrative expenses and increase earnings before tax by $152,290 in 2002. In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based on these tests, the Company did not impair any intangible asset.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact that will take effect on January 1, 2003.

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

The Company is required to adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

(p) Subsequent Event

On January 13, 2002, the Founder, Chairman, President and Chief Executive Officer of the Corporation died at the age of 82. At the time of his death, Mr. Nozko, Sr. owned of record or beneficially shares of the Corporation's Common Stock and Class A Stock having approximately 53% of the total voting power of the Corporation's voting capital stock. During the pendency of Mr. Nozko's estate, such voting power has been vested in the executors of the estate who are his son, Henry W. Nozko, Jr., the current Chairman, President and Chief Executive Officer of the Corporation, and his daughter Pamela N. Cosmas.

In connection with the passing of Henry W. Nozko, Sr., the Company incurred certain obligations to his estate and spouse that are payable only from the proceeds of several key-man life insurance policies held by the Company. ACMAT Corporation is the beneficiary of approximately $8,900,000 from these life insurance policies.

After payment of such obligations, the Company expects that earnings for the quarter ending March 31, 2002 will reflect a one-time, net after-tax benefit of approximately $3,100,000 attributable to the portion of such insurance proceeds which the Company will retain.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS

        INVESTMENTS AT DECEMBER 31, 2001 AND 2000 FOLLOWS:         AMORTIZED        ESTIMATED
                                                                     COST           FAIR VALUE
                                                                  -----------       -----------
        2001
        Fixed maturities - available for sale:
        Bonds:
          States, municipalities and political subdivisions       $12,182,673        12,296,763
          United States government and government agencies         20,948,080        21,111,908
          Mortgage-backed securities                               19,658,127        19,720,478
          Industrial and miscellaneous                              9,052,511         9,081,774
                                                                  -----------       -----------
           Total fixed maturities                                  61,841,391        62,210,923
         Equity securities - common stocks:
          Banks, trusts and insurance                                   5,262            18,100
         Equity securities - redeemable preferred stocks:
          Banks, trusts and insurance                               1,560,000         1,481,000
          Industrial and miscellaneous                              3,500,000         3,417,800
                                                                  -----------       -----------
           Total equity securities                                  5,065,262         4,916,900
         Short-term investments                                       371,744           371,744
                                                                  -----------       -----------
           Total investments                                      $67,278,397        67,499,567
                                                                  ===========       ===========

         2000
         Fixed maturities - available for sale:
         Bonds:
          States, municipalities and political subdivisions       $28,385,622       $28,340,477
          United States government and government agencies         17,215,078        17,270,789
          Mortgage-backed securities                                4,938,654         4,934,265
          Industrial and miscellaneous                             19,948,410        19,825,381
                                                                  -----------       -----------
           Total fixed maturities                                  70,487,764        70,370,912
         Equity securities - common stocks:
          Banks, trusts and insurance                                   5,262            15,926


         Equity securities - redeemable preferred stocks:

          Banks, trusts and insurance                               1,060,000           908,760
          Industrial and miscellaneous                              1,496,250         1,296,250
                                                                  -----------       -----------
           Total equity securities                                  2,561,512         2,220,936
         Mortgage                                                     289,625           289,625
         Short-term investments                                     3,249,065         3,249,065
                                                                  -----------       -----------
           Total investments                                      $76,587,966        76,130,538
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

On December 31, 2001, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10.4 million on deposit with various state regulatory authorities.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of fixed maturities at December 31, 2001 and 2000, by effective maturity, follows:

                                                                       2001                                      2000
                                                         ---------------------------------          --------------------------------
                                                          Amortized Cost        Fair Value           Amortized Cost       Fair Value
                                                         ------------------    -----------          -----------------     ----------
         Due in one year or less                         $18,640,246           18,750,095           24,468,676           23,925,468
         Due after one year through five years            30,157,413           30,545,391           38,570,751           39,014,149
         Due after five years through ten years            2,966,530            2,921,982            3,125,942            3,131,895
         Due after ten years                              10,077,202            9,993,455            4,322,395            4,299,400
                                                         -----------          -----------          -----------          -----------
             Total                                       $61,841,391           62,210,923           70,487,764           70,370,912
                                                         ===========          ===========          ===========          ===========

The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

A summary of gross unrealized gains and losses at December 31, 2001 and 2000 follows:

                                                                  2001                                           2000
                                                    -------------------------------                -------------------------------
                                                     Gains                  Losses                   Gains                 Losses
                                                    --------               --------                --------               --------
        States, municipalities and
           political subdivisions                   $116,027                 (1,937)                 33,854                (78,999)
         United States government and
           government agencies                       261,299                (97,471)                 77,320                (21,609)
         Industrial and miscellaneous                 32,518                 (3,255)                   --                 (123,029)
         Mortgage-backed securities                  158,973                (96,622)                  6,356                (10,745)
                                                    --------               --------                --------               --------
             Total                                   568,817               (199,285)                117,530               (234,382)
         Equity securities                            33,838               (182,200)                 10,664               (351,240)
                                                    --------               --------                --------               --------
         Total                                      $602,655               (381,485)                128,194               (585,622)
                                                    ========               ========                ========               ========

(3)  INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

A summary of net investment income for the years ended December 31, 2001, 2000 and 1999 follows:

                                                             2001                           2000                            1999
                                                          -----------                    -----------                    -----------
         Tax-exempt interest                              $   851,666                      1,268,898                      1,680,051
         Taxable interest                                   3,050,142                      3,279,902                      3,680,987
         Dividends on equity securities                       156,067                        112,639                        112,130
         Investment expenses                                  (26,082)                       (90,512)                       (83,436)
                                                          -----------                    -----------                    -----------
           Net investment income                          $ 4,031,793                      4,570,927                      5,389,732
                                                          ===========                    ===========                    ===========

Realized capital gains (losses) for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                     2001                        2000                         1999
                                                                   --------                    --------                     --------
         Fixed maturities                                          $302,378                    (123,125)                     252,190
         Equity securities                                           71,923                        --                           --
         Other                                                         --                          --                           --
                                                                   --------                    --------                     --------
            Net realized capital gains (losses)                    $374,301                    (123,125)                     252,190
                                                                   ========                    ========                     ========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains of $314,351, $14,162 and $349,413 and gross losses of $11,973,
$137,287 and $97,223 were realized on fixed maturity sales for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of $71,923 were realized on the sale of equity securities and no losses were realized on equity security sales for the year ended December 31, 2001. There were no gross gains or losses realized on equity security sales for the years ended December 31, 2000 and 1999.

(4)  RECEIVABLES

A summary of receivables at December 31, 2001 and 2000 follows:

                                                                                               2001                        2000
                                                                                            -----------                 -----------
         Insurance premiums due from agents                                                 $   863,260                   1,531,017
         Receivables under construction contracts:
            Amounts billed                                                                    1,927,100                   2,162,875
            Recoverable costs in excess of billings on uncompleted contracts                    846,037                     152,897
            Billings in excess of costs on uncompleted contracts                                (74,430)                   (294,055)
            Retainage, due on completion of contracts                                         1,198,486                     552,624
                                                                                            -----------                 -----------
                 Total receivables under construction contracts                               3,897,193                   2,574,341
         Other                                                                                  161,461                     182,351
                                                                                            -----------                 -----------
                 Total receivables                                                            4,921,914                   4,287,709
         Less allowances for doubtful accounts                                                  (82,355)                   (147,346)
                                                                                            -----------                 -----------
                 Total receivables, net                                                     $ 4,839,559                 $ 4,140,363
                                                                                            ===========                 ===========

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 2002.

Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(5)  PROPERTY AND EQUIPMENT

Useful lives for depreciation purposes are as follows:

        Equipment and vehicles                    5 years
        Building                                 40 years
        Furniture and fixtures                   15 years

A summary of property and equipment at December 31, 2001 and 2000 follows:

                                                   2001                  2000
                                                -----------          -----------
         Building                               $15,268,423           15,039,038
         Land                                       800,000              800,000
         Equipment and vehicles                   1,279,360            1,512,260
         Furniture and fixtures                     843,380              840,114
                                                -----------          -----------
                                                 18,191,163           18,191,412
         Less accumulated depreciation            5,917,507            5,566,620
                                                -----------          -----------
                                                $12,273,656          $12,624,792
                                                ===========          ===========

Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 2001 are estimated to be $549,890 for 2002, $428,690 for 2003 and $53,200 for 2004.
Rental income earned in 2001, 2000 and 1999 was $593,573, $768,496 and $688,102,
respectively.

(6) INTANGIBLES

A summary of intangibles, acquired primarily in connection with purchases of the Company's insurance subsidiaries, at December 31, 2001 and 2000 follows:

                                                     2001               2000
                                                  ----------         ----------
         Insurance licenses                       $4,188,926          4,188,926
         Goodwill                                       --            2,441,310
                                                  ----------         ----------
                                                   4,188,926          6,630,236
         Less accumulated amortization             2,268,566          4,388,169
                                                  ----------         ----------
                                                  $1,920,360          2,242,067
                                                  ==========         ==========

         Intangible assets are written off when they become fully amortized

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                              2001                         2000                         1999
                                                          ------------                 ------------                 ------------
          Balance at January 1                            $ 29,310,606                   38,544,491                   43,115,062
              Less reinsurance recoverable                   2,580,388                    3,924,064                    2,224,116
                                                          ------------                 ------------                 ------------
         Net balance at January 1                           26,730,218                   34,620,427                   40,890,946

         Incurred related to:
            Current year                                     4,144,000                    2,441,000                    3,091,120
            Prior years                                     (2,607,978)                    (934,092)                  (1,418,233)
                                                          ------------                 ------------                 ------------
         Total incurred                                      1,536,022                    1,506,908                    1,672,887

         Payments related to:
             Current year                                    1,723,000                      791,546                       81,569
             Prior years                                     6,730,282                    8,605,571                    7,861,837
                                                          ------------                 ------------                 ------------
             Total payments                                  8,453,282                    9,397,117                    7,943,406

             Net balance at December 31                     19,812,958                   26,730,218                   34,620,427
             Plus reinsurance recoverable                    2,772,668                    2,580,388                    3,924,064
                                                          ------------                 ------------                 ------------
         Balance at December 31                           $ 22,585,626                   29,310,606                   38,544,491
                                                          ============                 ============                 ============

The decrease in loss and loss adjustment expense reserves continues due to significant loss payments for surety and general liability claims, the release of net favorable development in surety loss reserves relating to older years that are no longer required partially offset by an increase in current year incurred loss and loss adjustment expenses. This increase reflects large surety losses which occurred during the year. While management continually evaluates the potential for changes in loss estimates, due to the uncertainty inherent in the surety business, the emergence of net favorable development may or may not continue to occur. Management believes that the reserves for losses and loss adjustment expense are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

(8)  NOTES PAYABLE TO BANKS

At December 31, 2001, the Company has a $10,000,000 bank line of credit with a financial institution. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 2001 and 2000. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period.

(9)  LONG-TERM DEBT

A summary of long-term debt at December 31, 2001 and 2000 follows:

                                                2001                  2000
                                             -----------           -----------
         Term Loan due 2004                  $ 2,250,000             3,250,000
         Senior Notes due 2005                   900,000             2,400,000
         Term Loan due 2009                    5,000,000                  --
         Mortgage Note due 2009                6,005,361             6,646,587
         Convertible Note due 2022            10,395,000            15,400,000
                                             -----------           -----------
                                             $24,550,361            27,696,587
                                             ===========           ===========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2001, the Company obtained a $5,000,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which is to commence March 1, 2004. The term loan, due 2009 has a balance of $5,000,000 at December 31, 2001. The interest rate varies based on LIBOR plus 190 basis points in effect during the borrowing period. The interest rate cannot exceed 5.5%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to prepay $5,005,000 of the Convertible Notes due 2022.

On September 1, 1999, the Company obtained a $4,500,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which commenced December 1, 1999. The term loan, due 2004 has a balance of $2,250,000 at December 31, 2001. The interest rate is fixed at 7.25%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to replace a $5,000,000, five year term loan obtained on December 9, 1998.

On December 23, 1998, the Company obtained a permanent mortgage loan from a financial institution. The $7,800,000 mortgage note, with interest fixed at 6.95% is payable in monthly installments of principal and interest over 10 years. The mortgage note, due 2009, has a balance of $6,005,361 at December 31, 2001. The loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of certain ratios. The proceeds were used to repay the existing mortgage note.

On February 5, 1997, ACMAT Corporation purchased 1,099,996 shares of Class A Stock which AIG Life Insurance Company (366,663 shares) and American International Life Assurance Company of New York, (733,333) had acquired over the last three years through conversion options (See Note 12). The shares were purchased at an average price of $14.70 per share, for a total purchase price of $16,174,942. The purchase price of $16,174,942 consisted of $4,174,942 in cash and promissory notes totaling $12,000,000. The promissory notes are with AIG Life Insurance Company and American International Life Assurance Company of New York and are payable over eight years with annual payments of $1,500,000 which commenced on January 31, 1998, with interest at prime rate (7-1/4%). The Company voluntarily prepaid the installments due January 31 on December 31 in 2001, 2000 and 1999. The Company also made a voluntary prepayment of $3,600,000 on December 31, 1999. The interest rate is equal to the prime rate, however, the interest rate shall not exceed 9-1/4% and it shall not be less than 7-1/4%. The senior notes have a balance of $900,000 at December 31, 2001.

The terms of the note agreements with AIG Life Insurance Company and American International Life Assurance Company of New York contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and a minimum tangible net worth of $12,000,000. ACMAT may also require its insurance subsidiaries to pay dividends to the extent of funds legally available therefore, in order to enable ACMAT to have funds to pay on a timely basis all amounts due with respect to the notes. The Company is in compliance with all of these covenants at December 31, 2001, except for the ratio of Earnings Before Interest Expense, Taxes, Depreciation and Amortization to Fixed Charges. The Company has received a waiver for this covenant.

On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated Convertible Note to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. Annual principal payments of $1,650,000 per year for ten years are due beginning on July 1, 2012. The note is convertible into ACMAT Class A stock at $11 per share. The conversion price of $11 per share would be adjusted at the time of conversion to reflect any stock dividends, recapitalizations or additional stock issuance. The Company can prepay the note and the Fund has the option to accept the prepayment or convert the note to stock. The Company made voluntary principal payment of $1,100,000 on July 31, 1998 and $5,005,000 on December 31, 2001. At December 31, 2001, the Company had reserved 945,000 shares of Class A Stock for issuance pursuant to such conversion option. The unsecured debenture has a balance of $10,395,000 at December 31, 2001.

Principal payments on long-term debt are $2,589,256, $1,738,716, $2,041,724, $1,848,536, $1,909,425 and $1,974,682 for the years 2002 through 2006, respectively. Interest expense paid in 2001, 2000 and 1999 amounted to $2,804,927, $2,815,876 and $3,751,313, respectively.

The fair value at December 31, 2001 of the mortgage, the term loan and the senior notes approximate carrying value. It is not practicable to estimate the fair value of convertible note at December 31, 2001 because of the complex and unique terms associated with this debt instrument.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  INCOME TAXES

The components of income tax expense for each year follows:

                                   2001               2000              1999
                                 ---------         ---------         ---------
        Current Taxes:
            Federal              $ 542,635           456,978           725,246
            State                   75,000            65,000            50,000
                                 ---------         ---------         ---------
                                   617,635           521,978           775,246
                                 ---------         ---------         ---------
         Deferred Taxes:
            Federal                289,723           726,459           428,918
                                 ---------         ---------         ---------
         Total                   $ 907,358         1,248,437         1,204,164
                                 =========         =========         =========

The effective income tax rate, as a percentage of earnings before income taxes follows:

                                               2001          2000         1999
                                               ----          ----         ----
         Federal statutory tax rate            34.0%         34.0%        34.0%
         State income tax                       1.9           1.2           .8
         Effect of tax-exempt interest         (9.0)         (10.6)       (11.5)
         Amortization of goodwill               4.2           3.4          2.8
         Officers life insurance premiums       2.4           2.6          2.0
         Other, net                             1.2           5.3           .5
                                               ----          ----         ----
           Effective income tax rate           34.7%         35.9%        28.6%
                                               ====          ====         ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                                   2001                    2000
                                                                                                 ----------             ----------
        Deferred Tax Assets:
           Reserves for losses and loss adjustment expenses,
                 Principally due to reserve discounting                                          $1,105,700              1,404,681
             Unearned premiums                                                                      241,742                306,271
             Accounts receivable, principally due to allowance for doubtful accounts                 28,001                 50,098
             Unrealized losses on investments                                                          --                  155,544
             State net operating loss carryforward                                                6,027,401              6,717,085
             Other                                                                                   62,436                 77,476
                                                                                                 ----------             ----------
                Total gross deferred tax assets                                                   7,465,280              8,711,155
                Less valuation allowance                                                          6,027,401              6,872,629
                                                                                                 ----------             ----------
                Net deferred tax assets                                                          $1,437,879              1,838,526
         Deferred Tax Liabilities:
             Plant and equipment                                                                    497,448                515,487
             Deferred policy acquisition costs                                                      396,289                489,174
             Unrealized gains on investments                                                         93,839                     --
                                                                                                 ----------             ----------
                  Total gross deferred tax liabilities                                              987,576              1,004,661
                                                                                                 ----------             ----------

         Net deferred tax assets                                                                 $  450,303                833,865
                                                                                                 ==========             ==========

In 2001 and 2000, a valuation allowance is provided to offset the deferred tax asset related to the state net operating loss carryforward as management believes it is more likely than not that the deferred tax asset is unrealizable. Also, in 2000, a valuation allowance was provided to offset the deferred tax asset related to net unrealized losses which are a component of stockholders' equity. Due to the reversal of net unrealized losses during 2001, this valuation allowance has been eliminated. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 2001.

State net operating loss carryforwards as of December 31, 2001, 2000 and 1999 are $17,727,650, $15,634,692 and $13,448,084 expiring through 2021, 2020 and
2003, respectively.

Taxes paid in 2001, 2000 and 1999 were $626,625, $320,405 and $703,081, respectively.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  PENSION AND PROFIT SHARING PLANS

Effective January 1, 2000, the Company adopted the ACMAT 401(k) plan for the benefit of non-union employees. The Company contributed $75,000 to the ACMAT 401(k) Plan in 2001 and 2000. The Thrift, Profit Sharing and Retirement Plan was terminated on February 29, 2000. The Company's contributions, established by the Board of Directors, were $85,000 in 1999.

The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 2001.

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

During 2000 and 1999, ACMAT repurchased, in open market and privately negotiated transactions, 27,239 and 7,260, respectively, shares of its Common Stock at an average price of $19.08 and $20.93 per share, respectively. The Company also repurchased during 2001, 2000 and 1999, in open market and privately negotiated transactions 234,235, 253,833 and 189,221, respectively, shares of its Class A Stock at an average price of $7.80, $7.29 and $12.52 per share, respectively.

On April 1, 1999, the Company purchased a 40% interest in Allied Surety Agency, Inc. The Company issued 15,000 shares of Class A Stock for the ownership interest. The purchase was a non-cash transaction and is not reflected in the Consolidated Statements of Cash Flow.

The stockholders have periodically approved the distribution of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common Stock and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                         2001                  2000                  1999
                                                                        -------               -------               -------
         Options outstanding at December 31                             333,500               337,500               274,000
         Weighted average price per share of
            options outstanding                                         $  8.30               $  8.27               $  8.48
         Expiration dates                                                                     1/2001-12/2010        1/2001-7/2006
         Options exercisable at December 31                             333,500               267,500                  --
         Options granted                                                   --                  70,000                  --
         Options exercised or surrendered                                 4,000                 6,500                18,000
         Price ranges of options exercised or surrendered               $  6.00               $  6.00               $  6.00

The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. The options vest six months after the date of grant. The Board of Directors granted 70,000 options to certain directors and officers on December 16, 2000. There were no stock options granted in 2001 or 1999, however, the exercise price of the Class A Stock options were re-priced at $7.25 on December 16, 1999.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $5,930,000 in 2002.

The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. In 2001, United Coastal Insurance paid dividends of $6,000,000, a portion of which is considered extraordinary. United Coastal Insurance applied and received approval from the Arizona Insurance Department for the extraordinary portion of dividends paid.

In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $50,735,332, and $50,646,755 at December 31, 2001 and 2000, respectively, and their statutory net income for the years ended December 31, 2001, 2000 and 1999 was $6,048,222, $7,641,075 and
$11,231,410, respectively. Effective January 1, 2001, the insurance subsidiaries began preparing its statutory basis financial statements in accordance with the revised manual subject to any deviation prescribed or permitted by its domicilary insurance commissioner. The impact of this change was an increase to the statutory capital and surplus of approximately $3.9 million. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs recognized for GAAP only.

Pursuant to various debt covenants, previously described, ACMAT is restricted from purchasing treasury stock and paying dividends greater than 20% of consolidated net earnings.

(13)  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 2001, 2000 and 1999:

                                                                                            Average
                                                                                             Shares                   Per-Share
         2001:                                                   Earnings                 Outstanding                   Amount
                                                                ----------                 ----------                 ----------
         Basic EPS:
             Earnings available to stockholders                 $1,706,588                  2,438,996                        .70
         Effect of Dilutive Securities:                               --                       55,094
             Stock options                                      ----------                 ----------

         Diluted EPS:
             Earnings available to stockholders                 $1,706,588                  2,494,090                        .68
                                                                ==========                 ==========                 ==========

         2000:

         Basic EPS:
             Earnings available to stockholders                 $2,224,317                  2,796,654                        .80

         Effect of Dilutive Securities:
             Stock options                                            --                       38,554
                                                                ----------                 ----------

         Diluted EPS:
             Earnings available to stockholders                 $2,224,317                  2,835,208                        .78
                                                                ==========                 ==========                 ==========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Average
                                                                                            Shares                    Per-Share
         1999:                                                   Earnings                 Outstanding                   Amount
                                                                ----------                 ----------                 ----------
         Basic EPS:
             Earnings available to stockholders                 $3,013,723                  2,961,817                 $     1.02

         Effect of Dilutive Securities:
             Stock options                                            --                       80,323
                                                                ----------                 ----------

         Diluted EPS:
             Earnings available to stockholders                 $3,013,723                  3,042,140                 $      .99
                                                                ==========                 ==========                 ==========

The Convertible Notes were anti-dilutive in 2001, 2000 and 1999.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:

                                                                  2001                       2000                       1999
                                                              ------------               ------------               ------------
        Revenues:
             ACSTAR Bonding                                   $  5,487,683                  6,284,212                  6,227,462
             United Coastal Liability Insurance                  6,363,392                  7,080,714                  8,529,279
             ACMAT Contracting                                  17,540,369                 15,898,910                 13,154,753
                                                              ------------               ------------               ------------
                                                              $ 29,391,444                 29,263,836                 27,911,494
                                                              ============               ============               ============
         Operating Earnings:
             ACSTAR Bonding                                   $  2,098,548                  2,436,708                  2,968,882
             United Coastal Liability Insurance                  2,810,000                  3,549,472                  4,578,802
             ACMAT Contracting                                     912,376                  1,111,731                    907,228
                                                              ------------               ------------               ------------
                                                              $  5,820,924                  7,097,911                  8,454,912
                                                              ============               ============               ============

         Depreciation and Amortization:
             ACSTAR Bonding                                   $    578,967                    535,913                    451,506
             United Coastal Liability Insurance                    299,353                    371,721                    385,502
             ACMAT Contracting                                     656,737                    639,510                    992,638
                                                              ------------               ------------               ------------
                                                              $  1,535,057                  1,547,144                  1,829,646
                                                              ============               ============               ============

         Identifiable Assets:
             ACSTAR Bonding                                   $ 48,282,555                 41,801,164                 44,594,402
             United Coastal Liability Insurance                 42,801,086                 52,781,561                 63,335,872
             ACMAT Contracting                                  18,379,815                 17,633,644                 17,925,337
                                                              ------------               ------------               ------------
                                                              $109,463,456                112,216,369                125,855,611
                                                              ============               ============               ============

         Capital Expenditures:
             ACSTAR Bonding                                   $     55,596                    298,558                    250,475
             United Coastal Liability Insurance                    105,678                     92,143                      6,969
             ACMAT Contracting                                     260,109                    159,241                     86,922
                                                              ------------               ------------               ------------
                                                              $    421,383                    549,942                    344,366
                                                              ============               ============               ============

        The components of revenue for each segment are as follows:

                                                                          2001                   2000                   1999
                                                                      ------------           ------------           ------------
         ACSTAR Bonding:
             Premiums                                                 $  3,808,737              5,032,465              4,770,401
             Investment income, net                                      1,560,080              1,253,329              1,268,175
             Capital gains (losses)                                        191,670                 (5,622)                51,616
             Other                                                         (72,804)                 4,040                137,270
                                                                      ------------           ------------           ------------
                                                                      $  5,487,683              6,284,212              6,227,462
                                                                      ============           ============           ============
         United Coastal Liability Insurance:
             Premiums                                                 $  3,772,539              4,183,439              4,743,791
             Investment income, net                                      2,385,377              3,001,161              3,557,332
             Capital gains (losses)                                        182,631               (117,503)               200,574
             Other                                                          22,845                 13,617                 27,582
                                                                      ------------           ------------           ------------
                                                                      $  6,363,392              7,080,714              8,529,279
                                                                      ============           ============           ============
         ACMAT Contracting:
             Contract revenues                                        $ 14,074,878             11,790,207              9,223,457
             Investment income, net                                         44,707                 91,655                 78,702
             Inter-segment revenue:
                Rental income                                            1,277,794              1,260,434              1,258,637
                Underwriting services and agency commissions             1,192,472              1,596,960              1,538,131
             Other                                                         950,518              1,159,654              1,055,826
                                                                      ------------           ------------           ------------
                                                                      $ 17,540,369             15,898,910             13,154,753
                                                                      ============           ============           ============

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

         Revenue:                                                            2001                  2000                  1999
                                                                         ------------          ------------          ------------
                 Total revenue for reportable segments                   $ 29,391,444            29,263,836            27,911,494
                 Inter-segment eliminations                                (2,428,637)           (2,922,081)           (2,411,245)
                                                                         ------------          ------------          ------------
                                                                         $ 26,962,807            26,341,755            25,500,249
                                                                         ============          ============          ============

         Operating Earnings:
                Total operating earnings for reportable segments         $  5,820,924             7,097,911             8,454,912
                 Interest expense                                          (2,723,052)           (2,982,824)           (3,738,740)
                 Intersegment interest expense                               (128,188)             (207,194)                 --
                Other operating expenses                                     (355,739)             (435,139)             (498,285)
                                                                         ------------          ------------          ------------
                                                                         $  2,613,945             3,472,754             4,217,887
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

(16)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for 2001 and 2000 follows:

                                                 MARCH 31               JUNE 30              SEPTEMBER 30            DECEMBER 31
                                                ----------             ----------             ----------             ----------
        2001
         Operating Revenues                     $5,976,915              7,195,080              7,290,131              6,500,681
                                                ----------             ----------             ----------             ----------
         Operating Earnings                     $1,458,592              1,477,871              1,254,539              1,145,995
                                                ----------             ----------             ----------             ----------
         Net Earnings                           $  518,899                502,964                418,630                266,095
                                                ----------             ----------             ----------             ----------
         Basic Earnings Per Share               $      .21                    .21                    .17                    .11
                                                ----------             ----------             ----------             ----------
         Diluted Earnings Per Share             $      .20                    .20                    .17                    .10
                                                ----------             ----------             ----------             ----------
        2000
         Operating Revenues                     $6,081,307              6,775,713              7,664,456              5,820,279
                                                ----------             ----------             ----------             ----------
         Operating Earnings                     $1,619,190              1,520,220              1,715,735              1,600,433
                                                ----------             ----------             ----------             ----------
         Net Earnings                           $  610,307                562,609                547,359                504,042
                                                ----------             ----------             ----------             ----------
         Basic Earnings Per Share               $      .21                    .20                    .20                    .19
                                                ----------             ----------             ----------             ----------
         Diluted Earnings Per Share             $      .21                    .19                    .20                    .18
                                                ----------             ----------             ----------             ----------

Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses.

Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant

                  As of December 31, 2001 and 2000 and for the

                  years ended December 31, 2001, 2000 and 1999


The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 2001 and 2000 and its condensed statements of earnings and cash flows for the years ended December 31, 2001, 2000 and 1999.

                                 BALANCE SHEETS

                                    Assets                      2001            2000
                                                             -----------    -----------
Current assets:
      Cash                                                   $   434,640    $ 1,058,211
      Receivables                                              4,053,259      2,751,297
      Other current assets                                       677,108        493,003
                                                             -----------    -----------
                     Total current assets                      5,165,007      4,302,511

Property and equipment, net                                   11,770,910     11,998,123
Investments in and advance from subsidiaries                  47,521,294     50,630,763
Intangibles                                                       54,810        214,912
Other assets                                                   2,261,974      1,836,562
                                                             -----------    -----------
                                                             $66,773,995    $68,982,871
                                                             ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt                      $ 2,589,256      3,143,108
      Other current liabilities                                4,251,459      3,802,619
                                                             -----------    -----------
                     Total current liabilities                 6,840,715      6,945,727
Long-term debt                                                21,961,105     24,553,479
                                                             -----------    -----------
Total liabilities                                             28,801,820     31,499,206

Commitments and contingencies

Stockholders' equity                                          37,972,175     37,483,665
                                                             -----------    -----------


                                                             $66,773,995    $68,982,871
                                                             ===========    ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                              STATEMENT OF EARNINGS

                                                                         2001                    2000                    1999
                                                                     ------------            ------------            ------------
Contract revenues                                                    $ 14,074,878            $ 11,790,207               9,223,457
Cost of contract revenues                                              13,183,057              11,006,382               8,361,408
                                                                     ------------            ------------            ------------
        Gross profit                                                      891,821                 783,825                 862,049


Selling, general and administrative expenses                            3,674,476               4,096,369               4,206,660
                                                                     ------------            ------------            ------------
        Operating loss                                                 (2,782,655)             (3,312,544)             (3,344,611)


Interest expense                                                       (2,851,240)             (3,190,018)             (3,738,740)
Interest income                                                            44,707                  91,655                  78,622
Underwriting fees                                                         836,694               1,268,243               1,214,697
Other income                                                            2,228,312               2,420,088               2,335,099
                                                                     ------------            ------------            ------------
        Loss before income taxes and equity in net
              earnings of subsidiaries                                 (2,524,182)             (2,722,576)             (3,454,933)


Income tax benefit                                                       (695,000)               (585,000)             (1,010,000)
                                                                     ------------            ------------            ------------

        Loss before equity in net earnings of subsidiaries             (1,829,182)             (2,137,576)             (2,465,569)

Equity in net earnings of subsidiaries                                  3,535,770               4,361,893               5,479,292
                                                                     ------------            ------------            ------------

        Net earnings                                                 $  1,706,588            $  2,224,317               3,013,723
                                                                     ============            ============            ============

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

            Condensed Financial Information of Registrant, Continued

                            STATEMENTS OF CASH FLOWS

Cash flows from operating activities:                                   2001                    2000                  1999
                                                                     -----------            -----------            -----------
          Net earnings                                               $ 1,706,588              2,224,317              3,013,723
          Depreciation and amortization                                  656,737                650,304                990,461
          Equity in undistributed earnings of subsidiaries            (3,535,770)            (4,361,893)            (5,479,292)
          (Increase) decrease in accounts receivable                  (1,301,962)            (1,264,338)                62,054
          (Increase) decrease in other assets                           (528,767)              (548,201)               (51,879)
          Increase (decrease) in other liabilities                       448,840                614,632               (659,180)
                                                                     -----------            -----------            -----------
                 Net cash used for operating activities               (2,554,334)            (2,685,179)            (2,124,113)
                                                                     -----------            -----------            -----------

Cash flows from investing activities:

          Capital expenditures                                          (260,109)              (159,241)               (86,922)
          Decrease in investment in subsidiaries                       7,140,000              6,910,000             13,000,000
                                                                     -----------            -----------            -----------
                 Net cash provided by investing activities             6,879,891              6,750,759             12,913,078
                                                                     -----------            -----------            -----------

Cash flows from financing activities:

          Borrowings under lines of credit                                  --                     --                9,000,000
          Repayments of lines of credit                                     --                     --               (9,000,000)
          Repayment of long-term debt                                 (8,146,226)            (3,096,133)           (10,907,280)
          Issuance of long-term debt                                   5,000,000                   --                4,500,000
          Issuance of Class A stock, net of taxes                         24,000                 39,000                162,000
          Payments for acquisition and retirement of stock            (1,826,902)            (2,369,075)            (2,521,276)
                                                                     -----------            -----------            -----------
                 Net cash used for financing activities               (4,949,128)            (5,426,208)            (8,766,556)
                                                                     -----------            -----------            -----------

Net change in cash                                                      (623,571)            (1,360,628)             2,022,409

Cash, beginning of year                                                1,058,211              2,418,839                396,430
                                                                     -----------            -----------            -----------

Cash, end of year                                                    $   434,640              1,058,211              2,418,839
                                                                     ===========            ===========            ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                         Condensed Financial Information

                     Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 2001 Annual Report.

(1)      SUPPLEMENTAL CASH FLOW INFORMATION

         Income taxes received from subsidiaries during the years ended December 31, 2001, 2000 and 1999 were $516,173, $118,150, and $1,157,813, respectively. Interest paid during the years ended December 31, 2001, 2000 and 1999 was $2,933,115, $3,023,070 and $3,751,313, respectively.
         Interest paid in 2001 and 2000 included $128,188 and $207,194, respectively, paid to subsidiaries for intercompany loans.

 (2)     LONG-TERM DEBT

         A summary of long-term debt at December 31, 2001 and 2000 follows:

                                               2001                  2000
                                            -----------           -----------
        Term Loan Due 2004                  $ 2,250,000             3,250,000
        Senior Notes Due 2005                   900,000             2,400,000
        Term Loan Due 2009                    5,000,000                  --
        Mortgage Note Due 2008                6,005,361             6,646,587
        Convertible Note Due 2022            10,395,000            15,400,000
                                            -----------           -----------
                                            $24,550,361            27,696,587
                                            ===========           ===========

         See Note 9 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 2002 to 2006 and thereafter.

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

                                                                     SCHEDULE II


                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 2001, 2000 and 1999

                    Balance        Additions
                       at           charged                            Balance
                   beginning        to costs                             At
                       of             and                              end of
   Description       period         expenses       Deductions(a)       period
                    --------        --------         --------         --------
   Allowance for
 doubtful accounts:

        2001        $147,346         (69,312)          (4,321)        $ 82,355
                    ========        ========         ========         ========


        2000        $195,118         (21,702)          26,070         $147,346
                    ========        ========         ========         ========


        1999        $257,617         180,000          242,499         $195,118
                    ========        ========         ========         ========

(a) Deductions represent accounts written off.

                                                                      Schedule V

                       ACMAT CORPORATION AND SUBSIDIARIES

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 2001, 2000 and 1999

                                               Discount Ded.
                                Reserves for    from Unpaid
                  Deferred      Unpaid Losses     Losses
 Affiliation       Policy         and Loss       and Loss                                       Net
     with       Acquisition      Adjustment     Adjustment       Unearned         Earned     Investment
  Registrant       Costs          Expenses       Expenses        Premiums        Premiums      Income
  ----------       -----          --------       --------        --------        --------      ------
United Coastal
Liability
Insurance:

     2001       $531,015           16,463,542        -            2,368,912      3,772,539     2,385,377
                ========           ==========    ==========       =========      =========     =========


     2000       $700,835           21,367,394        -            3,061,557      4,183,439     3,001,161
                ========           ==========    ==========       =========      =========     =========


     1999       $692,351           27,889,335        -            3,290,024      4,743,791     3,557,332
                ========           ==========    ==========       =========      =========     =========




ACSTAR
Bonding:

     2001       $634,541            9,309,961        -            1,906,026      3,808,737     1,560,080
                ========           ==========    ==========       =========      =========     =========


     2000       $737,912            7,943,212        -            2,831,843      5,032,465     1,253,329
                ========           ==========    ==========       =========      =========     =========


     1999       $631,429           12,571,156        -            2,193,118      4,770,401     1,268,175
                ========           ==========    ==========       =========      =========     =========


                                                    Amortization    Paid
                    Losses & Loss    Adjustment     of Deferred    Losses
 Affiliation          Expenses        Incurred         Policy     and Loss
     with              Related           to         Acquisition   Adjustment     Premiums
  Registrant         Current Year    Prior Years       Costs      Expenses       Written
  ----------         ------------    -----------       -----      --------       -------
United Coastal
Liability
Insurance:

     2001              1,024,000         107,762      1,286,409   5,665,869      3,133,460
                       =========      ==========      =========   =========      =========


     2000              1,070,000         185,032      1,303,916   7,252,037      3,887,000
                       =========      ==========      =========   =========      =========


     1999              1,660,000        (225,633)     1,528,179   5,315,006      3,544,657
                       =========       =========      =========   =========      =========




ACSTAR
Bonding:

     2001              1,397,000        (992,740)     1,601,377   2,787,413      3,498,860
                       =========    =============     =========   =========      =========


     2000              1,371,000     (1,119,124)      2,001,561   2,145,080      5,024,005
                       =========    ============      =========   =========      =========


     1999              1,431,120     (1,192,600)      1,543,783   2,669,290      4,645,343
                       =========     ===========      =========   =========      =========

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

                                                     DIRECTOR        POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
             NAME                         AGE         SINCE            DURING LAST FIVE YEARS, INCLUDING OCCUPATION
    HENRY W. NOZKO, JR. (1)                55          1971      President, Chief Executive Officer, Treasurer,
                                                                 Director and Chairman of the Board of the Company.
                                                                 President, Chief Executive Officer and Treasurer of
                                                                 United Coastal Insurance Company.  President and
                                                                 Treasurer of ACSTAR Holdings, Inc. and ACSTAR
                                                                 Insurance Company.  Member, Boards of Directors of
                                                                 United Coastal Insurance Company, ACSTAR Holdings,
                                                                 Inc., ACSTAR Insurance Company.

    VICTORIA C. NOZKO (1)                  83          1982      Housewife during past five years.

    JOHN C. CREASY                         82          1987      Retired Chief Executive Officer of Danbury Hospital,
                                                                 Member, Board of United Coastal Insurance Company.
                                                                 Member of the Compensation Committee and Audit
                                                                 Committee.

    ARTHUR R. MOORE                        68         1999       Former General President of Sheet Metal Workers'
                                                                 International Association.  Member of the Audit
                                                                 Committee.

    ALFRED T. ZLOTOPOLSKI                  55         1999       General Secretary-Treasurer of the Sheet Metal
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

(1)  Mrs. Victoria C. Nozko is the mother of Mr. Henry W. Nozko, Jr.

Executive Officers of the Registrant:

The following are the Company's Executive Officers, their age, and offices held. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected.

         NAME                         AGE         OFFICES HELD
         ----                         ---         ------------
         Henry W. Nozko, Jr.           55         President, Chief Executive
                                                  Officer, Treasurer, Director
                                                  and Chairman of the Board
                                                  since January 2002.  Executive
                                                  Vice President since 1982.
                                                  Treasurer since 1973. Director
                                                  since 1971, and Chief
                                                  Operating Officer since 1985.

         Robert H. Frazer              55         Vice President since 1982.
                                                  Secretary since 1992. General
                                                  Counsel since 1977.

         Michael P. Cifone             43         Senior Vice President and
                                                  Chief Financial Officer since
                                                  March 2002.  Vice
                                                  President-Finance since 1990.
                                                  Corporate Controller since
                                                  1989.

ITEM 11. EXECUTIVE COMPENSATION

Directors who are not employees of the Company are paid an annual fee of $4,000.

The following table provides certain summary information regarding compensation of the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company for the periods indicated.

NAME AND PRINCIPAL                                ANNUAL            ALL OTHER
POSITION                                      COMPENSATION(A)    COMPENSATION(B)

                                  YEAR      SALARY        BONUS
Henry W. Nozko, Sr                2001     $466,833     $   --       $  8,633
Chairman, President               2000     $460,700     $200,000     $ 10,432
And Chief Executive Officer       1999     $447,200     $395,000     $ 10,532


Henry W. Nozko, Jr                2001     $337,833     $   --       $  8,633
Executive Vice President and      2000     $332,000     $150,000     $ 10,432
Chief Operating Officer           1999     $322,500     $315,000     $ 10,430


Michael P. Cifone                 2001     $160,333     $   --       $  8,633
Vice President-Finance            2000     $154,500     $100,000     $ 10,432
                                  1999     $150,000     $155,000     $ 10,289


Robert H. Frazer, Esq             2001     $115,185     $   --       $  4,987
Vice President, Secretary and     2000     $136,069     $   --       $  6,648
General Counsel                   1999     $171,600     $ 25,000     $ 10,392

(A) Amounts shown include cash compensation earned and received by the executive officers. There are no other forms of non-cash compensation or other perquisites for any executive officer. Individual discretionary bonuses are paid to various officers and employees.

(B) The amounts shown in this column represent contributions made by the Company to the Company's 401(k) Plan and Thrift, Profit Sharing and Retirement Plan ("Plan"). The Plan was terminated on February 29, 2000. On January 1, 2000, the Company adopted the ACMAT 401(k) Plan for all nonunion employees. All nonunion employees employed on a full time or part time salaried basis are eligible to participate on the first day of January or July after twelve consecutive months of employment. The Company contributes amounts, as determined by the Board of Directors, to be allocated among the participants according to a formula based upon the employee's years of service and compensation. A participant becomes vested at the rate of 20% per year commencing after two years of service.

The following table provides information on options during 2001 by the named Executive Officers and the value of their unexercised options at December 31, 2001.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END 2001 OPTION VALUES

                                                       Number of
                                                      Unexercised                  Value of Unexercised
                                                       Options at                   In-the-Money Options
Name                                                  12/31/01 (1)                    at 12/31/01 (2)
                                               -------------------------          -------------------------
                                               Exercisable/Unexercisable          Exercisable/Unexercisable
Estate of Henry W. Nozko, Sr.
    - ACMAT Class A Stock Options                          56,000/-                            -/-
    - ACMAT Common Stock Options                           50,000/-                       $412,500/-

Henry W. Nozko, Jr.
    - ACMAT Class A Stock Options                          51,000/-                            -/-
    - ACMAT Common Stock Options                           50,000/-                       $412,500/-

Robert H. Frazer

    - ACMAT Class A Stock Options                          35,000/-                            -/-

Michael P. Cifone

    - ACMAT Class A Stock Options                          20,000/-                            -/-

(1)  Represents the number of options held at year end.

(2) Represents the total gain that would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 1, 2002, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                                            PERCENTAGE                PERCENTAGE
                                      CLASS                  NUMBER OF SHARES                OF CLASS                  OF TOTAL
   BENEFICIAL OWNER                  OF STOCK              BENEFICIALLY OWNED (1)           OUTSTANDING            VOTING POWER (15)
   ----------------                  --------              ----------------------           -----------            -----------------
Estate of
Henry W. Nozko, Sr.                   Common                    417,605 (4)                    67.56%                     51.88%
                                      Class A                    61,000 (3)                     3.24
Henry W. Nozko, Jr.                   Common                    198,099 (2)(4)                 32.83                      26.91
                                      Class A                   163,674 (2)(5)                  8.72
Victoria C. Nozko                     Class A                    52,000 (6)                     2.81                        .70
John C. Creasy                        Class A                    19,000 (7)                     1.03                        .26
Arthur R. Moore                       Class A                    10,000 (8)                      .51                        .13
Alfred T. Zlotopolski                 Class A                    10,000 (8)                      .51                        .13
Sheet Metal Workers'
   National Pension Fund              Class A                   945,000 (9)                    34.09                      11.30
Franklin Resources, Inc.              Class A                   443,500 (10)                   22.72                       5.89
Queensway Financial
   Holdings Limited                   Class A                   204,814(11)                    11.21                       2.76
EQSF Advisors, Inc.                   Class A                   200,678 (12)                   10.98                       2.70
First Manhattan Co.                   Class A                   165,513 (13)                    9.06                       2.23
Old Kent Financial Corp.              Class A                   130,000 (14)                    6.66                       1.73
All Directors and
   Officers (8 persons)
   As a Group                         Common                    605,704                        92.71                      74.40
                                      Class A                   375,090                        18.27

(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.
(2) Does not include 400 shares of Class A Stock and 5,925 shares of Common Stock held by his wife, Gloria C. Nozko.
(3)  Includes options to purchase 56,000 shares of Class A Stock.
(4)  Includes options to purchase 50,000 shares of Common Stock.
(5)  Includes options to purchase 51,000 shares of Class A Stock.
(6)  Includes options to purchase 25,000 shares of Class A Stock.
(7)  Includes options to purchase 19,000 shares of Class A Stock.
(8)  Includes option to purchase 10,000 shares of Class A Stock.
(9) Assumes the full conversion of $10,395,000 principal amount of 11.5% Convertible Note into 945,000 shares of Class A Stock. The Address of the Fund is Suite 500, 601 North Fairfax Street, Alexandria, VA 22314.
(10) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404
(11) Address of Queensway Financial Holdings Limited is 90 Adelaide Street West, Toronto, Ontario M5H3V9.
(12) Address of EQSF Advisors, Inc. is 767 Third Avenue, New York, NY
     10017-2023.
(13) Address of First Manhattan Co. is 437 Madison Avenue, New York, NY 10022.
(14) Address of Old Kent Financial Corp. is 111 Lyon Street N.W., Grand Rapids, MI 49503.
(15) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Sheet Metal Workers' National Pension Fund

The Pension Fund has the right to convert indebtedness of ACMAT to the Pension Fund in the principal amount of $10,395,000 into shares of Class A Stock at the current conversion price of $11.00 per share pursuant to the terms of a 30-year unsecured, subordinated debenture dated July 1, 1992 and bearing interest at the annual rate of 11.5%.

The estate of Henry W. Nozko, Sr., Henry W. Nozko, Jr. and the Pension Fund are parties to a voting agreement pursuant to which the parties have agreed to vote their respective shares of Class A Stock in favor of the Pension Fund's nominees to the ACMAT Board of Directors.

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

American International Group, Inc., a holding company for AIG Life Insurance Company and American International Life Assurance Company of New York, is a substantial owner of Transatlantic Reinsurance Company, a reinsurer to which the Company, through Coastal Insurance and ACSTAR Insurance, ceded approximately $394,000 in reinsurance premiums in the year ended December 31, 2001.

Other Relationships

During the year ended December 31, 2001, the Company paid to Dr. Arthur Cosmas $156,075 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's asbestos abatement activities. Dr. Cosmas is the son-in-law of Victoria C. Nozko and the brother-in-law of Henry W. Nozko, Jr.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. Consolidated Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report
                  Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999
                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
                  Notes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999

                  2. Financial Statement Schedules

                  Consolidated Schedules included in Part II of this Report-Years ended December 31, 2001, 2000 and 1999:

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

         (b)      Reports on Form 8-K

                           The Company did not file a report on Form 8-K during
the fourth quarter of 2001.

         (c)               Exhibits

                           (3) Certificate Amending and Restating the Company's Bylaws as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1989 is incorporated herein by reference.
                           (3a) Certificate Amending and Restating the Company's Certificate of Incorporation as amended May 1, 1991 as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1991 is incorporated by reference.
                           (4b) Promissory Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-k for the year ended December 31, 1998 is incorporated by reference.
                           (4c)     Open-end Mortgage Deed and Security
                                    Agreement between ACMAT Corporation and
                                    Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.
                           (4d) Amended and Restated Commercial Credit Agreement between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(d).
                           (4e)     Revolving Credit Note between ACMAT
                                    Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.
                           (4f) Term Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.
                           (4g) Term Note II between ACMAT Corporation and Webster Bank is attached hereto as Exhibit 4(g).
                           (10b) Stock Purchase Agreement dated as of July 1, 1992 between ACMAT Corporation and the Sheet Metal Workers' National Pension Fund together with Note Agreement Re: 11 1/2% Convertible Subordinated Notes due 2012 filed as Exhibit 10g to the Company's Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                           (21)     Subsidiaries of ACMAT.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACMAT CORPORATION

      Dated:  March 29, 2002                By: /s/ Henry W. Nozko, Jr.
                                                --------------------------
                                            Henry W. Nozko, Jr., President
                                            and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                Chairman of the Board,
                                                President, Chief Executive
/s/ Henry W. Nozko, Jr                          Officer and Director                        March 29, 2002
------------------------------
Henry W. Nozko, Jr.


                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
/s/ Michael P. Cifone                           Accounting Officer)                         March 29, 2002
----------------------
Michael P. Cifone

/s/ Victoria C. Nozko                           Director                                    March 29, 2002
----------------------
Victoria C. Nozko

/s/ John C. Creasy                              Director                                    March 29, 2002
-------------------
John C. Creasy

                                INDEX TO EXHIBITS

    Regulation S-K Exhibit                    Page Number
    ----------------------                    -----------
    Exhibit 3                 -  Bylaws                                         Incorporated by Reference

    Exhibit 3a                -  Certificate of Incorporation
                                  as amended May 1, 1991                        Incorporated by Reference

    Exhibit 4b                -  Promissory Note between ACMAT
                                  and Webster Bank                              Incorporated by Reference

    Exhibit 4c                -  Open-end Mortgage Deed/Security
                                  Agreement between ACMAT and
                                  Webster Bank.                                 Incorporated by Reference

    Exhibit 4d                -  Amended and Restated Commercial Credit
                                  Agreement between ACMAT and Webster Bank      Page 58

    Exhibit 4e                -  Revolving Credit Note between ACMAT
                                  and Webster Bank                              Incorporated by Reference

    Exhibit 4f                -  Term Note between ACMAT and Webster Bank       Incorporated by Reference

    Exhibit 4g                -  Term Note II between ACMAT and Webster
                                  Bank                                          Page 98

    Exhibit 10b               -  Stock Purchase and Note Agreement              Incorporated by Reference
                                  between ACMAT Corporation
                                  and The Sheet Metal Workers'
                                  National Pension Fund

    Exhibit 21                -  Subsidiaries of ACMAT                          Page 104