Form 10-Q
period 2002-03-31
ACMAT CORP
filed 2002-05-15
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

                       Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares outstanding
Title of Class                                          at April 30, 2002

Common Stock                                                    553,355
Class A Stock                                                1,827,019

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

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                   March 31,           December 31,
Assets                                                                               2002                 2001
------                                                                           -------------         -----------
Investments:
   Fixed maturities-available for sale at fair value (Cost of $60,957,059 in
      2002 and $61,841,391 in 2001)                                              $  60,984,796          62,210,923
   Equity securities, at fair value (Cost of $5,625,262 in 2002 and
      $5,065,262 in 2001)                                                            5,373,940          4,916,900
   Short-term investments, at cost which approximates fair value                       314,546             371,744
                                                                                 -------------         -----------
     Total investments                                                              66,673,282          67,499,567
Cash and cash equivalents                                                           17,065,006          12,784,806
Accrued interest receivable                                                            691,816             750,078
Receivables, net                                                                     6,755,420           4,839,559
Reinsurance recoverable                                                              2,428,186           2,772,668
Prepaid expenses                                                                       210,061             125,731
Income tax receivable                                                                  377,132                  --
Deferred income taxes                                                                  595,335             450,303
Property & equipment, net                                                           12,123,455          12,273,656
Deferred policy acquisition costs                                                    1,137,282           1,165,556
Other assets                                                                         2,259,536           4,881,172
Intangibles, net                                                                     1,920,360           1,920,360
                                                                                 -------------         -----------
                                                                                 $ 112,236,871         109,463,456
                                                                                 =============         ===========
Liabilities & Stockholders' Equity

Accounts payable                                                                     4,651,867           3,480,204
Reserves for losses and loss adjustment expenses                                    22,677,814          22,585,626
Unearned premiums                                                                    3,999,820           4,155,197
Collateral held                                                                     17,704,286          15,948,636
Income taxes                                                                                --              13,592
Accrued liabilities                                                                    829,232             757,665
Long-term debt                                                                      24,131,491          24,550,361
                                                                                 -------------         -----------
     Total liabilities                                                              73,994,510          71,491,281

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 553,355 and
      557,589 shares issued and outstanding)                                           553,355             557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,827,019 and
      1,827,019 shares issued and outstanding)                                       1,827,019           1,827,019
   Retained earnings                                                                36,104,405          35,460,226
   Accumulated other comprehensive income (loss)                                      (242,418)            127,341
                                                                                 -------------         -----------
   Total stockholders' equity                                                       38,242,361          37,972,175
                                                                                 -------------         -----------
                                                                                 $ 112,236,871         109,463,456
                                                                                 =============         ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                   Three Months Ended March 31, 2002 and 2001


                                                   2002                2001
                                                   ----                ----
Contract revenues                             $  5,167,531          2,664,337
Earned premiums                                  1,539,536          2,031,980
Investment income, net                             884,513          1,104,185
Net realized capital gains (losses)                 17,653             22,141
Life insurance proceeds, net                     3,348,903                 --
Other income                                       103,000            154,272
                                              ------------       ------------
                                                11,061,136          5,976,915
                                              ------------       ------------

Cost of contract revenues                        5,674,741          2,342,810
Losses and loss adjustment expenses              2,581,543            411,838
Amortization of policy acquisition costs           432,563            357,083
General and administrative expenses              1,440,543          1,406,592
Interest expense                                   537,214            691,276
                                              ------------       ------------
                                                10,666,604          5,209,599
                                              ------------       ------------

Earnings before income taxes                       394,532            767,316

Income taxes (benefits)                           (342,777)           248,417
                                              ------------       ------------


Net earnings                                  $    737,309            518,899
                                              ============       ============

Basic Earnings Per Share                      $        .31       $        .21

Diluted Earnings Per Share                    $        .30       $        .20


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                             March 31, 2002 and 2001



                                                                                                         Accumulated
                                                Common                      Additional                      other         Total
                                               stock par    Class A stock    paid-in       Retained     comprehensive  stockholders'
                                                value         par value      capital       earnings     income (loss)     equity
                                                -----         ---------      -------       --------     -------------     ------
Balance as of December 31, 2000               $   557,589     2,057,254         -         35,326,305       (457,483)    37,483,665

Comprehensive income:
   Net unrealized gains on debt and
      equity securities                                --            --         -                 --      1,230,790      1,230,790
   Net earnings                                        --            --         -            518,899             --        518,899
                                                                                                                        ----------
Total comprehensive income                                                                                               1,749,689
Acquisition and retirement of 105,000
   shares of Class A Stock                             --      (105,000)        -           (697,500)            --       (802,500)
                                              -----------     ---------      -------      ----------      ---------     ----------
Balance as of March 31, 2001                  $   557,589     1,952,254         -         35,147,704        773,307     38,430,854
                                              ===========     =========      =======      ==========      =========     ==========



Balance as of December 31, 2001               $   557,589     1,827,019         -         35,460,226        127,341     37,972,175

Comprehensive income:
   Net unrealized losses on debt and
      equity securities                                --            --         -                 --       (369,759)      (369,759)
   Net earnings                                        --            --         -            737,309             --        737,309
                                                                                                                        ----------
Total comprehensive income                                                                                                 367,550
Acquisition and retirement of 4,234 shares
   of Common Stock                                 (4,234)           --         -            (76,255)            --        (80,489)
Acquisition and retirement of 7,500 shares
   of Class A Stock                                    --        (7,500)        -            (63,750)            --        (71,250)
Exercise of 7,500 shares of Class A
      Stock pursuant to Stock options                  --         7,500         -             46,875             --         54,375
                                              -----------     ---------      -------      ----------      ---------     ----------
Balance as of March 31, 2002                  $   553,355     1,827,019         -         36,104,405       (242,418)    38,242,361
                                              ===========     =========      =======      ==========      =========     ==========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2002 and 2001

                                                                                                 2002                  2001
                                                                                                 ----                  ----
Cash flows from operating activities:
   Net earnings                                                                              $    737,309              518,899
   Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
      Depreciation and amortization                                                               293,584              405,321
      Net realized capital (gains) losses                                                         (17,653)             (22,141)
   Changes in:
Accrued interest receivable                                                                        58,262              (13,721)
Reinsurance recoverable                                                                           344,482              (26,314)
Receivables, net                                                                               (1,915,861)             102,321
Deferred policy acquisition costs                                                                  28,274             (340,950)
Prepaid expenses and other assets                                                               2,537,306             (441,774)
Accounts payable and accrued liabilities                                                        1,243,230              518,749
Cash collateral held                                                                            1,755,650              187,077
Reserves for losses and loss adjustment expenses                                                   92,188             (200,046)
Income taxes, net                                                                                (460,949)             153,141
Unearned premiums                                                                                (155,377)           1,052,536
                                                                                             ------------          -----------
   Net cash provided by (used for) operating activities                                         4,540,445            1,893,097
                                                                                             ------------          -----------

Cash flows from investing activities: Proceeds from investments sold or matured:
   Fixed maturities-sold                                                                        2,571,465            7,920,409
   Fixed maturities-matured                                                                     6,160,000            2,080,000
   Equity securities                                                                              636,490              500,000
   Mortgages                                                                                           --               10,826
   Short-term investments                                                                       3,920,669            7,059,565
Purchases of:
   Fixed maturities                                                                            (7,912,546)         (10,848,719)
   Equity securities                                                                           (1,185,000)                  --
   Short-term investments                                                                      (3,863,471)          (4,724,520)
Capital expenditures                                                                              (71,817)             (74,254)
                                                                                             ------------          -----------
      Net cash provided by investing activities                                                   255,790            1,923,307
                                                                                             ------------          -----------

Cash flows from financing activities:
   Repayments on long-term debt                                                                  (418,870)            (407,665)
   Issuance of Class A Stock                                                                       54,375                   --
   Payments for acquisition & retirement of stock                                                (151,540)            (802,500)
                                                                                             ------------          -----------
      Net cash used for financing activities                                                     (516,035)          (1,210,165)
                                                                                             ------------          -----------

Net change in cash and cash equivalents                                                         4,280,200            2,606,239

Cash and cash equivalents at beginning of period                                               12,784,806            7,446,941
                                                                                             ------------          -----------

Cash and cash equivalents at end of period                                                   $ 17,065,006           10,053,180
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2002 and 2001.

                                                                             Average
                                                                              Shares           Per-Share
         2002:                                               Earnings       Outstanding         Amount
         -----                                               --------       -----------         ------
         Basic EPS:
                  Earnings available to stockholders        $ 737,309        2,382,043        $      .31

         Effect of Dilutive Securities:
                  Stock options
                                                                   --           54,343
                                                            ---------        ---------

         Diluted EPS:
                  Earnings available to stockholders        $ 737,309        2,436,386        $      .30
                                                            =========        =========        ==========

         2001:
         Basic EPS:
                  Earnings available to stockholders        $ 518,899        2,527,343        $      .21
         Effect of Dilutive Securities:
                  Stock options                                    --           52,073
                                                            ---------        ---------

         Diluted EPS:
                  Earnings available to stockholders        $ 518,899        2,579,417        $      .20
                                                            =========        =========        ==========

         The Convertible Notes were anti-dilutive in 2001.


(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 2002 and 2001 was $117,985 and $95,276, respectively. Interest paid for the three months ended March 31, 2002 and 2001 was $282,344 and $372,402, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2002 and 2001:

                                                                                                        2002          2001
                                                                                                        ----          ----
    Unrealized gains (losses) on investments:
    Unrealized holding gain (loss) arising during period, net of income tax                           $(381,410)    1,245,403
    Less reclassification adjustment for gains (losses) included in net income, net of income
        tax expense of $6,001 and $7,528 for 2002 and 2001, respectively                                 11,651        14,613
                                                                                                      ---------     ---------
    Other comprehensive income (loss)                                                                 $(369,759)    1,230,790
                                                                                                      =========     =========

(5) Accounting Changes

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

Upon adoption of SFAS No. 142, on January 1, 2002, the Company evaluated its existing intangible asset that was acquired in a purchase business combination, to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company reassessed the useful lives and residual values of all intangible assets acquired. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of January 1, 2002, the Company had an unamortized intangible asset in the amount of $1,920,360 which was subject to the transition provisions of SFAS No.
142. The Company stopped amortizing intangibles on January 1, 2002. Net earnings and earnings per share adjusted to exclude intangible amortization for the three months ended March 31, 2001 are as follows:

                                                          March 31,
For the three months ended                                  2001
                                                          ---------
Net Earnings                                               $518,899
Intangible Amortization                                      38,073
                                                            -------
Adjusted Net Earnings                                       556,972
                                                            =======

Basic earnings per share:
  Reported earnings per share                              $    .21
  Intangible amortization                                       .02
                                                            -------
  Adjusted earnings per share                                   .23
                                                            =======

Diluted earnings per share:
  Reported earnings per share                              $    .20
  Intangible amortization                                       .01
                                                            -------
  Adjusted earnings per share                                   .21
                                                            =======

In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based on these tests, the Company did not impair any intangible asset.


(6) Accounting Standards Not Yet Adopted

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

(7) Life Insurance Proceeds, net

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

The Company was the owner and beneficiary of several key-man life insurance policies totaling approximately $11.9 million. After consideration of the cash-surrender value of the policies, the Company reported a gross gain of approximately $8.8 million during the three-month period ended March 31, 2002. In connection with the passing of Henry W. Nozko, Sr., the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5.5 million. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

(8) Segment Reporting

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 2002 and 2001 is summarized as follows:

                                              2002                    2001
                                              ----                    ----
Revenues:
  ACSTAR Bonding                          $   1,132,867             1,379,589
  United Coastal Liability Insurance          1,238,216             1,718,509
  ACMAT Contracting                           5,871,677             3,710,831
                                          -------------           -----------
                                          $   8,242,760             6,808,929
                                          =============           ===========
Operating Earnings (Loss):
  ACSTAR Bonding                              ($238,180)              464,815
  United Coastal Liability Insurance         (1,263,153)              741,783
  ACMAT Contracting                            (915,824)               376,534
                                          -------------           -----------
                                          $  (2,417,157)             1,583,132
                                          =============           ===========
Depreciation and Amortization:
  ACSTAR Bonding                          $      99,141               151,197
  United Coastal Liability Insurance             49,703                87,117
  ACMAT Contracting                             144,740               167,007
                                          -------------           -----------
                                          $     293,584               405,321
                                          =============           ===========
Identifiable Assets:
  ACSTAR Bonding                          $  51,619,183            43,220,493
  United Coastal Liability Insurance         39,458,825            54,114,409
  ACMAT Contracting                          21,158,863            17,023,005
                                          -------------           -----------
                                          $ 112,236,871           114,357,907
                                          =============           ===========

The components of revenue for each segment for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                           2002                 2001
                                                           ----                 ----
ACSTAR Bonding:
  Premiums                                              $   803,178             982,304
  Investment income, net                                    330,380             387,969
  Capital gains (losses)                                       (237)              3,750
  Other                                                        (454)              5,566
                                                        -----------         -----------
                                                        $ 1,132,867           1,379,589
                                                        ===========         ===========
United Coastal Liability Insurance:
  Premiums                                              $   736,358           1,049,676
  Investment income, net                                    481,360             649,891
  Capital gains (losses)                                     17,890              18,391
  Other                                                       2,608                 551
                                                        -----------         -----------
                                                        $ 1,238,216           1,718,509
                                                        ===========         ===========
ACMAT Contracting:
  Contract revenues                                     $ 5,167,531           2,664,337
  Investment income, net                                     42,773              21,329
  Intersegment revenue:
    Rental income                                           369,979             361,771
    Underwriting services and agency commissions            191,731             515,239
  Other                                                      99,663             148,155
                                                        -----------         -----------
                                                        $ 5,871,677           3,710,831
                                                        ===========         ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

    Revenue:                                                         2002             2001
    --------                                                         ----             ----
         Total revenue for reportable segments                   $  8,242,760       6,808,929
         Life insurance proceeds, net                               3,348,903              --
         Intersegment eliminations                                   (530,527)       (832,014)
                                                                 ------------       ---------
                                                                 $ 11,061,136       5,976,915
                                                                 ============       =========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

    Operating Earnings:
         Total operating earnings (loss) for reportable segments $ (2,417,157)       1,583,132
         Interest expense                                            (537,214)       (691,276)
         Life insurance proceeds, net                               3,348,903              --
         Other operating expenses                                          --        (124,540)
                                                                 ------------       ---------
                                                                 $    394,532         767,316
                                                                 ============       =========


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

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations


CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $737,309 for the three months ended March 31, 2002 compared to $518,899 for the same period a year ago. The increase in 2002 net earnings reflects the net affect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits. Net earnings were also negatively impacted by an increase to loss reserves due to adverse development in prior years and additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

Revenues were $11,061,136 for the three months ended March 31, 2002 compared to $5,976,915 for the same period in 2001. The increase in 2002 revenues reflects the net affect of life insurance proceeds and related obligations due to the death of the Chairman and President of the Company and an increase in construction revenues. Earned premiums were $1,539,536 for the three months ended March 31, 2002 compared to $2,031,980 for the same period a year ago. Contract revenues were $5,167,531 for the three months ended March 31, 2002 compared to $2,664,337 for the same period a year ago. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $884,513 compared to $1,104,185 for the same period in 2001. The decrease in investment income was primarily related to a decrease in invested assets which were used to reduce long-term debt. Net realized capital gains were $17,653 for the three months ended March 31, 2002 compared to $22,141 for the same period a year ago.

Life insurance proceeds reflect the net proceeds of several key-man life insurance policies totaling approximately $8,800,000. In addition, the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5,500,000. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

Other income was $103,000 for the three months ended March 31, 2002 compared to $154,272 for the same period in 2001. Other income is primarily comprised of rental income.

Losses and loss adjustment expenses were $2,581,543 for the three months ended March 31, 2002 compared to $411,838 for the same period a year ago. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. Amortization of policy acquisition costs were $432,563 for the three months ended March 31, 2002 compared to $357,083 for the same period in 2001.

Costs of contract revenues were $5,674,741 for the three months ended March 31, 2002 compared to $2,342,810 for the same period a year ago. The gross loss margin on construction projects was (10%) in 2002 compared to 12% in 2001. The Company incurred additional remediation expenses incurred on a construction project that significantly exceeded the original estimate. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,440,543 for the three months ended March 31, 2002 compared to $1,406,592 for the same period a year ago.

Interest expense was $537,214 for the three months ended March 31, 2002 compared to $691,276 for the same period in 2001. The decrease in interest expense is due to the decrease in long-term debt.

Income tax benefit was $342,777 for the three months ended March 31, 2002 compared to income tax expense $248,417 for the same period a year ago representing effective tax rates of (87)% and 32.4%, respectively. The change in the effective rate is primarily due to the recognition of net life insurance proceeds during the three months ended March 31, 2002 which are exempt for income tax purposes.

Results of Operations by Segment:
       ACSTAR BONDING:

                                         2002                  2001
                                         ----                  ----
       Revenue                        $1,132,867            1,379,589
       Operating Earnings (loss)      $ (238,180)             464,815

Revenues for the ACSTAR Bonding segment were $1,132,867 for the three months ended March 31, 2002 compared to $1,379,589 for the same period in 2001. Net written premiums were $667,132 for the three months ended March 31, 2002 compared to $840,433 for the three months ended March 31, 2001. Earned premiums were $803,178 for the three months ended March 31, 2002 compared to $982,304 for the three months ended March 31, 2001.

The decrease in net written premiums and earned premiums for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 reflect the Company's strategy to selectively underwrite principals during these uncertain economic times.

Investment income was $330,380 for the three months ended March 31, 2002 compared to $387,969 for the same period a year ago. The decrease in investment income was primarily related to a decrease in invested assets.

ACSTAR Bonding segment incurred an operating loss of ($238,180) for the three months ended March 31, 2002 compared to operating earnings of $464,815 for the same period in 2001. The operating loss in 2002 is due primarily to the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $660,636 for the three months ended March 31, 2002 compared to $96,934 for the same period a year ago. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years and also reflects the emergence of adverse loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased ACSTAR reserves by a net amount of $500,000. Amortization of policy acquisition costs were $338,028 for the three months ended March 31, 2002 compared to $409,188 for the same period in 2001.

General and administrative expenses were $372,383 for the three months ended March 31, 2002 compared to $408,651 for the same period a year ago. The decrease in general and administrative expenses is due primarily to no further amortization expense related to intangibles.

       UNITED COASTAL LIABILITY
       INSURANCE:

                                        2002                   2001
                                        ----                   ----
       Revenue                      $  1,238,216            1,718,509
       Operating Earnings           $ (1,263,153)             741,783

Revenues for the United Coastal Liability Insurance segment were $1,238,216 for the three months ended March 31, 2002 compared to $1,718,509 for the same period in 2001. Net written premiums were $804,755 for the three months ended March 31, 2002 compared to $1,701,541 for the three months ended March 31, 2001. Earned premiums were $736,358 for the three months ended March 31, 2002 compared to $1,049,676 for the three months ended March 31, 2001.

Investment income was $481,360 for the three months ended March 31, 2002 compared to $649,891 for the same period a year ago. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains were $17,890 for the three months ended March 31, 2002 as compared to realized capital gains of $18,391 for the same period a year ago.

United Coastal Liability Insurance segment incurred an operating loss of ($1,263,153) for the three months ended March 31, 2002 as compared to operating earnings of $741,783 for the same period in 2001. The operating loss in 2002 is due primarily to the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustments were $1,920,907 for the three months ended March 31, 2002 compared to $314,903 for the same period a year ago. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased Untied Coastal reserves by a real amount of $1,700,000. Amortization of policy acquisition costs were $219,879 for the three months ended March 31, 2002 as compared to $383,901 for the same period in 2001. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums.

General and administrative expenses were $360,583 for the three months ended March 31, 2002 compared to $277,922 for the same period a year ago. The increase in general and administrative expenses is due primarily to expenses related to the statutory audit by The Arizona Insurance Department.

       ACMAT CONTRACTING:

                                        2002                  2001
                                        ----                  ----
       Revenue                       $5,871,677            3,710,831
       Operating Earnings (Loss)     $ (915,824)             376,534

Revenues for the ACMAT Contracting segment were $5,871,677 for the three months ended March 31, 2002 compared to $3,710,831 for the same period in 2001. The 2002 increase in revenue reflects a increase in contract revenues compared to 2001 due to the timing of three large projects in 2002.

Life insurance proceeds reflect the net proceeds of several key-man life insurance policies totaling approximately $8,800,000. In addition, the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5,500,000. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

Operating losses for the ACMAT Contracting segment were $(915,824) for the three months ended March 31, 2002 compared to operating earnings of $376,534 for the same period a year ago. The decrease in 2002 operating earnings compared to 2001 operating earnings is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded original estimate.

Cost of contract revenues were $5,674,741 for the three months ended March 31, 2002 compared to $2,342,810 for the same period in 2001. The gross loss margin on construction projects was 10 % in 2002 compared to gross profit margin of 12% in 2001. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,112,760 for the three months ended March 31, 2002 compared to $1,142,027 for the same period a year ago.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 2002 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 167.7% and 20.3% for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 83.8% and 72.8% for the three-month period ended March 31, 2002 and 2001, respectively. The increase in the 2002 expense ratio results primarily from the decrease in earned premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 251.5% and 93.1% for the three-month period ended March 31, 2002 and 2001, respectively.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, intercompany and short-term borrowings, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness. ACMAT has recently relied on dividends from its insurance subsidiaries to repay debt and repurchase Company Stock.

The Company provided cash flow from operations of $4,540,445 for the three-month period ended March 31, 2002 compared to the cash flow used for operations of $1,893,097 for the same period in 2001. Net cash flows provided from operations in 2002 were provided from net life insurance proceeds and cash collateral. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 2002 amounted to $255,790 compared to $1,923,307 for the same period in 2001. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted each to amounts of an Available Fund. The Available Fund is a cumulative fund which is increased each year by 20% of the Consolidated Net Earnings (as defined). The Company is in compliance with all covenants at March 31, 2002.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of March 31, 2002.

During the three-month period ended March 31, 2002, the Company purchased, in the open market and privately negotiated transactions, 4,234 shares of its Common Stock at an average price of $19 per share. In addition, the Company purchased, in a privately negotiated transaction, 7500 shares of its Class A Stock at an average price of $9.50 per share during the three-month period ended March 31, 2002.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $5,930,000 in 2002.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 2002 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at March 31, 2002 include the following:

                                                               Less than 1
Payment due by Period                          Total           Year          1 to 3 Years    4 to 5 Years  After 5 Years
---------------------                          -----           ----          ------------    ------------  -------------
Long-Term Debt (principal)                     $24,131,491     $2,170,386    $3,780,440      3,757,961     14,422,704

The Company also has cash collateral of $17,704,286 at March 31, 2002, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

Part II - Other Information

Item 6 -  Exhibits and Reports on Form 8-K

     a.  Exhibits - None

     b.  Report on Form 8-K -

     On January 18, 2002, the Company filed a Form 8-K regarding the death of Henry W. Nozko, Sr., the Founder, Chairman, President and Chief Executive Officer of the Corporation. At the time of his death, Mr. Nozko, Sr. owned of record or beneficially shares of the Corporation's Common Stock and Class A Stock having approximately 53% of the total voting power of the Corporation's voting capital stock. During the pendency of Mr. Nozko's estate, such voting power is vested in the executors of the estate who are his son, Henry W. Nozko, Jr., the current Chairman, President and Chief Executive Officer of the Corporation, and his daughter Pamela N. Cosmas.

     On January 25, 2002, the Company filed a Form 8-K regarding certain obligations that are payable from the proceeds of several key-man life insurance policies held by Company. ACMAT Corporation was the beneficiary of approximately $8,800,000 from these life insurance policies.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACMAT CORPORATION

Date:  May 14, 2002                   /S/ Henry W. Nozko, Jr.
                                      ------------------------------------------
                                      Henry W. Nozko, Jr., President, Chairman,
                                      Chief Operating Officer, and Treasurer

Date:  May 14, 2002                   /S/ Michael P. Cifone
                                      ------------------------------------------
                                      Michael P. Cifone, Senior Vice President,
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)