Form 10-Q
period 2002-06-30
ACMAT CORP
filed 2002-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


Commission file number  0-6234


                               ACMAT CORPORATION


Connecticut                                              06-0682460
-----------                                       ----------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


              233 Main Street, New Britain, Connecticut 06050-2350
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                                             Yes [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares outstanding
Title of Class                                     at July 31, 2002
--------------                                     ----------------
  Common Stock                                           553,355
  Class A Stock                                        1,825,019

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I  FINANCIAL INFORMATION


  Item 1. Unaudited Financial Statements
          Consolidated Balance Sheets                                       3
          Consolidated Statements of Earnings                               4
          Consolidated Statements of Stockholders' Equity                   5
          Consolidated Statements of Cash Flows                             6
          Notes to Consolidated Financial Statements                        7

  Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                    11

Part II  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders               17

  Item 5. Other Matters                                                     17

  Item 6. Exhibits and Reports on Form 8-K                                  17

  Signatures                                                                18

Part I Financial Information
Item I Financial Statements


                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                      June 30,          December 31,
Assets                                                                                  2002                2001
                                                                                    ------------        ------------
                                                                                    (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $60,951,959 in
     2002 and $61,841,391 in 2001)                                                  $ 61,800,189          62,210,923
   Equity securities, at fair value (Cost of $6,344,300  in 2002 and
     $5,065,262 in 2001                                                                6,535,016           4,916,900
   Short-term investments, at cost which approximates fair value                       1,691,871             371,744
                                                                                    ------------        ------------
     Total investments                                                                70,027,076          67,499,567
Cash and cash equivalents                                                             12,370,283          12,784,806
Accrued interest receivable                                                              577,836             750,078
Receivables, net                                                                       7,858,238           4,839,559
Reinsurance recoverable                                                                6,164,934           2,772,668
Prepaid expenses                                                                         117,867             125,731
Income tax receivable                                                                  1,342,591                  --
Deferred income taxes                                                                    378,003             450,303
Property & equipment, net                                                             12,037,455          12,273,656
Deferred policy acquisition costs                                                      1,275,976           1,165,556
Other assets                                                                           3,004,229           4,881,172
Intangibles, net                                                                       1,920,360           1,920,360
                                                                                    ------------        ------------
                                                                                    $117,074,848         109,463,456
                                                                                    ============        ============
Liabilities & Stockholders' Equity

Accounts payable                                                                    $  5,763,698           3,480,204
Reserves for losses and loss adjustment expenses                                      27,397,484          22,585,626
Unearned premiums                                                                      4,626,209           4,155,197
Collateral held                                                                       16,405,244          15,948,636
Income taxes                                                                                  --              13,592
Other accrued liabilities                                                                612,054             757,665
Long-term debt                                                                        22,559,982          24,550,361
                                                                                    ------------        ------------
     Total liabilities                                                                77,364,671          71,491,281

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 553,355
   and 557,589 shares issued and outstanding)                                            553,355             557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,825,019
   and 1,827,019 shared and outstanding)                                               1,825,019           1,827,019
   Retained earnings                                                                  36,890,928          35,460,226
   Accumulated other comprehensive income                                                440,875             127,341
                                                                                    ------------        ------------
   Total Stockholders' Equity                                                         39,710,177          37,972,175
                                                                                    ------------        ------------
                                                                                    $117,074,848         109,463,456
                                                                                    ============        ============


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)


                                             Three months ended                       Six months ended
                                                 June 30                                  June 30
                                    ---------------------------------        ---------------------------------
                                         2002                 2001                2002                 2001
                                    ------------         ------------        ------------         ------------
Contract revenues                   $  6,634,068            3,774,814          11,801,599            6,439,151
Earned premiums                        2,058,341            1,909,007        $  3,597,877            3,940,987
Investment income, net                   913,114            1,050,933           1,797,627            2,155,118
Net realized capital gains                  (691)             242,574              16,962              264,715
(losses)
Life insurance proceeds, net                  --                   --           3,348,903                   --
Other income                             265,357              217,752             368,357              372,024
                                    ------------         ------------        ------------         ------------
                                       9,870,189            7,195,080          20,931,325           13,171,995
                                    ------------         ------------        ------------         ------------


Cost of contract revenues              6,937,171            3,358,804          12,611,912            5,671,614
Losses and loss adjustment               496,680              359,198           3,078,223              771,036
expenses
Amortization of policy                   416,256              618,918             848,819              976,001
acquisition costs
General and administrative             1,254,136            1,380,289           2,694,679            2,816,881
expenses
Interest expense                         505,868              652,570           1,043,082            1,343,846
                                    ------------         ------------        ------------         ------------
                                       9,610,111            6,369,779          20,276,715           11,579,378
                                    ------------         ------------        ------------         ------------

Earnings before income taxes             260,078              825,301             654,610            1,592,617
(benefits)

Income taxes (benefits)                 (546,085)             322,337            (888,862)             570,754
                                    ------------         ------------        ------------         ------------

Net earnings                        $    806,163              502,964           1,543,472            1,021,863
                                    ============         ============        ============         ============


Basic earnings per share            $        .34                  .21                 .65                  .41

Diluted earnings per share          $        .33                  .20                 .63                  .40


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             June 30, 2002 and 2001


                                                                                                       Accumulated
                                           Common            Class A    Additional                        Other            Total
                                         stock par          stock par     paid-in     Retained         Comprehensive   stockholders'
                                            Value              Value      capital      Earnings         income (loss)      equity
                                            -----              -----      -------      --------         -------------      ------
Balance as of December 31, 2000          $   557,589         2,057,254       --       35,326,305          (457,483)      37,483,665

Comprehensive income:

   Net unrealized gains on debt
    and equity securities                         --                --       --               --           322,499          322,499

   Net earnings                                   --                --       --        1,021,863                --        1,021,863
                                                                                                                        -----------

Total comprehensive income                                                                                                1,344,362

   Acquisition and retirement of
     214,235 shares of Class A Stock              --          (214,235)      --       (1,467,615)               --       (1,681,850)
                                         -----------       -----------       --      -----------       -----------      -----------

Balance as of June 30, 2001              $   557,589         1,843,019       --       34,880,553          (134,984)      37,146,177
                                         ===========       ===========       ==      ===========       ===========      ===========


Balance as of December 31, 2001              557,589         1,827,019       --       35,460,226           127,341       37,972,175

Comprehensive income:

   Net unrealized gains on debt
   and equity securities                          --                --       --               --           313,534          313,534

   Net earnings                                   --                --       --        1,543,472                --        1,543,472
                                                                                                                        -----------

Total comprehensive income                                                                                                1,857,006

   Acquisition and retirement of
     4,234 shares of Common Stock             (4,234)               --       --          (76,255)               --          (80,489)

   Acquisition and retirement of
     9,500 shares of Class A Stock                --            (9,500)      --          (83,390)               --          (92,890)

   Exercise of 7,500 shares of Class A
     Stock pursuant to Stock options              --             7,500       --           46,875                --           54,375
                                         -----------       -----------       --      -----------       -----------      -----------

Balance as of June 30, 2002              $   553,355         1,825,019       --       36,890,928           440,875       39,710,177
                                         ===========       ===========       ==      ===========       ===========      ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2002 and 2001


                                                                          2002                2001
                                                                      ------------         -----------
Cash flows from operating activities:
    Net earnings                                                      $  1,543,472           1,021,863
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                        532,199             824,156
      Net realized capital (gains) losses                                  (16,962)           (264,715)
      Changes in:
         Accrued interest receivable                                       172,242             281,678
         Reinsurance recoverable                                        (3,392,266)            343,212
         Receivables, net                                               (3,018,679)         (1,193,474)
         Deferred policy acquisition costs                                (110,420)            (68,845)
         Prepaid expenses and other assets                               1,884,807            (579,259)
         Accounts payable and other accrued liabilities                  2,137,883             473,605
         Reserves for losses and loss adjustment expenses                4,811,858          (2,383,553)
         Collateral held                                                   456,608           5,321,249
         Income taxes, net                                              (1,417,166)            214,471
         Unearned premiums                                                 471,012              68,962
                                                                      ------------         -----------
             Net cash provided by operating activities                   4,054,588           4,059,350
                                                                      ------------         -----------

Cash flows from investing activities:
  Proceeds from investments sold or matured:
      Fixed maturities-sold                                              4,395,321          21,325,519
      Fixed maturities-matured                                           8,590,000          11,260,000
      Equity securities                                                    636,490             500,000
      Short term investments                                             4,407,970           8,160,064
      Mortgages                                                                 --             289,625
    Purchases of:
      Fixed maturities                                                 (12,232,708)        (22,437,429)
      Equity securities                                                 (2,275,000)         (2,000,000)
      Short-term investments                                            (5,728,097)        (13,343,769)
    Capital expenditures                                                  (153,706)           (224,173)
                                                                      ------------         -----------
         Net cash provided by (used for) investing activities           (2,359,730)          3,529,837
                                                                      ------------         -----------

Cash flows from financing activities:
    Repayments on long-term debt                                        (1,990,379)           (816,835)
    Issuance of Class A Stock                                               54,375                  --
    Payments for acquisition & retirement of stock                        (173,377)         (1,681,850)
                                                                      ------------         -----------
         Net cash used for financing activities                         (2,109,381)         (2,498,685)
                                                                      ------------         -----------

Net change in cash                                                        (414,523)          5,090,502

Cash at beginning of period                                             12,784,806           7,446,941
                                                                      ------------         -----------

Cash at end of period                                                 $ 12,370,283          12,537,443
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended June 30, 2002 and 2001:

                                                                        Average
                                                                         Shares      Per-Share
      2002:                                             Earnings       Outstanding     Amount
      -----                                             --------       -----------     ------
      Basic EPS:
            Earnings available to stockholders        $  806,163        2,379,032        $.34


      Effect of Dilutive Securities:
            Stock options                                     --           68,423
                                                      ----------        ---------

      Diluted EPS:
            Earnings available to stockholders        $  806,163        2,447,455        $.33
                                                      ==========        =========        ====

      2001:
      -----
      Basic EPS:
            Earnings available to stockholders        $  502,964        2,434,218        $.21

      Effect of Dilutive Securities:
            Stock options                                     --           63,570
                                                      ----------        ---------

      Diluted EPS:
            Earnings available to stockholders        $  502,964        2,497,788        $.20
                                                      ==========        =========        ====

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six-month periods ended June 30, 2002 and 2001:

                                                                        Average
                                                                         Shares      Per-Share
      2002:                                             Earnings       Outstanding     Amount
      -----                                             --------       -----------     ------
      Basic EPS:
            Earnings available to stockholders        $1,543,472        2,380,529        $.65


      Effect of Dilutive Securities:
            Stock options                                     --           62,783
                                                      ----------        ---------

      Diluted EPS:
            Earnings available to stockholders        $1,543,472        2,443,314        $.63
                                                      ==========        =========        ====

      2001:
      Basic EPS:
            Earnings available to stockholders        $1,021,863        2,480,523        $.41

      Effect of Dilutive Securities:
            Stock options                                     --           58,074
                                                      ----------        ---------

      Diluted EPS:
            Earnings available to stockholders        $1,021,863        2,538,597        $.40
                                                      ==========        =========        ====


The Convertible Notes were anti-dilutive in 2002 and 2001.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2002 and 2001 was $538,302 and $356,280, respectively. Interest paid for the six months ended June 30, 2002 and 2001 was $1,098,178 and $541,065, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the six months ended June 30, 2002 and 2001:

                                                                           2002            2001
                                                                         --------        --------
      Unrealized gains on investments:
      Unrealized holding gain arising during period                      $324,729        $497,211
      Less reclassification adjustment for gains included in net income, net of income tax expense of $5,767 and $90,003 for
      2002 and 2001, respectively                                          11,195         174,712
                                                                         --------        --------
      Other comprehensive income                                         $313,534        $322,499
                                                                         ========        ========

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

As of January 1, 2002, the Company had an unamortized asset in the amount of $1,920,360 which was subject to the transition provisions of SFAS No. 142. The Company stopped amortizing intangibles on January 1, 2002. Net earnings and earnings per share adjusted to exclude intangible amortization for the three and six-month periods ended June 30, 2001 are as follows:

                                                 Three months ended      Six months ended
                                                   June 30, 2001          June 30, 2001
                                                   -------------          -------------
            Net Earnings                           $     502,964          $   1,021,863
            Intangible Amortization                       38,073                 76,146
                                                   -------------          -------------
            Adjusted Net Earnings                        541,037              1,098,009
                                                   =============          =============

            Basic earnings per share:
            Reported earnings per share            $         .21          $         .41
            Intangible amortization                          .02                    .03
                                                   -------------          -------------
            Adjusted earnings per share                      .23                    .44
                                                   =============          =============

            Diluted earnings per share:
            Reported earnings per share            $         .20          $         .40
            Intangible amortization                          .01                    .03
                                                   -------------          -------------
            Adjusted earnings per share                      .21                    .43
                                                   =============          =============


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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

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

The Company was the owner and beneficiary of several key-man life insurance policies totaling approximately $11.9 million. After consideration of the cash-surrender value of the policies, the Company reported a gross gain of approximately $8.8 million during the first quarter of 2002. In connection with the passing of Henry W. Nozko, Sr., the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5.5 million. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and six-month periods ended June 30, 2002 and 2001 is summarized as follows:


                                                          Three Months ended                              Six Months ended
                                                ------------------------------------            -----------------------------------
                                                     2002                    2001                    2002                   2001
                                                ------------             -----------             -----------             ----------
Revenues:
  ACSTAR Bonding                                $  1,545,516               1,595,462               2,678,383              2,975,051
  United Coastal Liability Insurance               1,338,764               1,563,468               2,576,980              3,281,977
  ACMAT Contracting                                7,615,271               4,528,667              13,486,948              8,239,498
                                                ------------             -----------             -----------             ----------
                                                $ 10,499,551               7,687,597              18,742,311             14,496,526
                                                ============             ===========             ===========             ==========

Operating Earnings (Loss):
  ACSTAR Bonding                                $    599,538                 684,830                 361,358              1,149,645
  United Coastal Liability Insurance                 759,350                 734,606                (503,803)             1,476,389
  ACMAT Contracting                                 (592,942)                176,032              (1,508,766)               552,566
                                                ------------             -----------             -----------             ----------
                                                $    765,946               1,595,468              (1,651,211)             3,178,600
                                                ============             ===========             ===========             ==========

Depreciation and Amortization:
  ACSTAR Bonding                                      99,280                 154,929                 198,421                306,126
  United Coastal Liability Insurance                  50,712                  75,306                 100,415                162,423
  ACMAT Contracting                                   88,623                 188,600                 233,363                355,607
                                                ------------             -----------             -----------             ----------
                                                $    238,615                 418,835                 532,199                824,156
                                                ============             ===========             ===========             ==========


Identifiable Assets:                         June 30, 2002         December 31, 2001
                                             -------------         -----------------
ACSTAR Bonding                                $ 48,017,778             48,282,555
United Coastal Liability Insurance              48,682,058             42,801,086
ACMAT Contracting                               20,375,012             18,379,815
                                              ------------            -----------
                                              $117,074,848            109,463,456
                                              ============            ===========


The components of revenue for each segment for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

                                                  Three Months ended                    Six Months ended
                                             -----------------------------        -----------------------------
                                                2002               2001               2002              2001
                                            -----------         ----------        -----------         ---------
 ACSTAR Bonding:
   Premiums                                 $ 1,208,216          1,078,062          2,011,394         2,060,366
   Investment income, net                       338,004            391,304            668,384           779,273
   Capital gains                                     --            126,096               (237)          129,846
   Other                                           (704)                --             (1,158)            5,566
                                            -----------         ----------        -----------         ---------
                                            $ 1,545,516          1,595,462          2,678,383         2,975,051
                                            ===========         ==========        ===========         =========

 United Coastal Liability Insurance:
   Premiums                                 $   850,125            830,945          1,586,483         1,880,621
   Investment income, net                       484,704            612,118            966,064         1,262,009
   Capital gains/(losses)                          (691)           116,478             17,199           134,869
   Other                                          4,626              3,927              7,234             4,478
                                            -----------         ----------        -----------         ---------
                                            $ 1,338,764          1,563,468          2,576,980         3,281,977
                                            ===========         ==========        ===========         =========

 ACMAT Contracting:
   Contract revenues                        $ 6,634,068          3,774,814         11,801,599         6,439,151
   Investment income, net                        40,892              5,273             83,665            26,602
   Intersegment revenue:
     Rental income                              305,340            305,341            675,319           667,112
     Underwriting services, agency
       commissions and funds
       administration services                  372,353            229,414            564,084           744,653
   Other                                        262,618            213,825            362,281           361,980
                                            -----------         ----------        -----------         ---------
                                            $ 7,615,271          4,528,667         13,486,948         8,239,498
                                            ===========         ==========        ===========         =========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                        Three Months ended                       Six Months ended
Revenue:                                             2002                2001                2002                2001
                                                ------------         -----------         -----------         -----------
   Total revenue for reportable segments        $ 10,499,551           7,687,597          18,742,311          14,496,526
   Life insurance proceeds, net                           --                  --           3,348,903                  --
   Intersegment eliminations                        (629,362)           (492,517)         (1,159,889)         (1,324,531)
                                                ------------         -----------         -----------         -----------
                                                $  9,870,189           7,195,080          20,931,325          13,171,995
                                                ============         ===========         ===========         ===========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.


Operating Earnings:
Total operating earnings for reportable
  segments                                     $765,946         1,595,468         (1,651,211)         3,178,600
Interest expense                               (505,868)         (652,570)        (1,043,082)        (1,343,846)
Life insurance proceeds, net                         --                --          3,348,903                 --
Other operating expenses                             --          (117,597)                --           (242,137)
                                               --------        ----------         ----------         ----------
                                               $260,078           825,301            654,610          1,592,617
                                               ========        ==========         ==========         ==========


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

                                ACMAT CORPORATION

Item 2:     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $806,163 for the three months ended June 30, 2002 compared to $502,964 for the same period a year ago. Net earnings for the six months ended June 30, 2002 were $1,543,472 compared to $1,021,863 for the six months ended June 30, 2001. Net earnings for the three months ended June 30, 2002 reflect additional remediation expenses incurred on a construction project that significantly exceeded the original estimate, tax benefits and lower capital gains as compared to the same quarter a year ago. The increase in net earnings for the six months ended June 30, 2002 reflects the net affect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits offset by an increase to loss reserves due to adverse development in prior years, additional remediation expenses incurred on a construction project that significantly exceeded the original estimate and lower capital gains.

Revenues were $9,870,189 for the three months ended June 30, 2002 compared to $7,195,080 for the same period in 2001. Revenues were $20,931,325 for the six months ended June 30, 2002 compared to $13,171,995 for the same period in 2001. Earned premiums were $2,058,341 for the three months ended June 30, 2002 compared to $1,909,007 for the same period a year ago. Earned premiums were $3,597,877 for the six months ended June 30, 2002 compared to $3,940,987 for the same period in 2001. Contract revenues were $6,634,068 for the three months ended June 30, 2002 compared to $3,774,814 for the same period a year ago. Contract revenues were $11,801,599 for the six months ended June 30, 2002 compared to $6,439,151 for the six months ended June 30, 2001. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $913,114 for the three months ended June 30, 2002 compared to $1,050,933 for the same period in 2001. Investment income was $1,797,627 for the six months ended June 30, 2002 compared to $2,155,118 for the same period in 2001. The decrease in investment income was primarily related to a decrease in the yield on invested assets offset in part by an increase in invested assets. Net realized capital losses for the three months ended June 30, 2002 were $691 compared to net realized capital gains of $242,574 for the same period a year ago. Net realized capital gains were $16,962 for the six months ended June 30, 2002 compared to net realized capital gains of $264,715 for the same period a year ago.

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

Other income was $265,357 for the three months ended June 30, 2002 compared to $217,752 for the same period in 2001. Other income was $368,357 for the six months ended June 30, 2002 compared to $372,024 for the six months ended June 30, 2001. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $496,680 for the three months ended June 30, 2002 compared to $359,198 for the same period a year ago. Losses and loss adjustment expenses were $3,078,223 for the six months ended June 30, 2002 compared to $771,036 for the same period a year ago. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years. During the six-month period ended June 30, 2002, the Company increased reserves by a net amount of $2,220,000. Amortization of policy acquisition costs were $416,256 for the three months ended June 30, 2002 compared to $618,918 for the same period in 2001. Amortization of policy acquisition costs were $848,819 for the six months ended June 30, 2002 compared to $976,001 for the six months ended June 30, 2001. The decrease in amortization of policy acquisition costs reflects a decrease in commissions paid.

Costs of contract revenues were $6,937,171 for the three months ended June 30, 2002 compared to $3,358,804 for the same period a year ago, representing gross profit (loss) margin (4.6)% and 11.0%, respectively. Costs of contract revenues were $12,611,912 for the six months ended June 30, 2002 compared to $5,671,614 for the same period a year ago, representing gross profit (loss) margins of (6.9)% and 11.9%, respectively. The Company incurred additional remediation expenses on a construction project that significantly exceeded the original estimate. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,254,136 for the three months ended June 30, 2002 compared to $1,380,289 for the same period a year ago. General and administrative expenses were $2,694,679 for the six months ended June 30, 2002 compared to $2,816,881 for the six months ended June 30, 2001. The decrease in general and administrative expenses in 2002 compared to 2001 is due primarily to no further amortization expense related to intangibles.

Interest expense was $505,868 for the three months ended June 30, 2002 compared to $652,570 for the same period in 2001. Interest expense was $1,043,082 for the six months ended June 30, 2002 compared to $1,343,846 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt and replacement of high interest bearing debt by lower interest bearing debt.

Income tax benefit was $546,085 for the three months ended June 30, 2002 compared to income tax expense of $322,337 for the same period a year ago representing effective tax rates of (210)% and 39.1%, respectively. Income tax benefit was ($888,862) for the six months ended June 30, 2002 compared to income tax expense of $570,754 for the same period a year ago, representing effective tax rates of (136)% and 35.8%, respectively. The change in the effective rate is primarily due to the recognition of net life insurance proceeds during the three months ended March 31, 2002 which are exempt for income tax purposes.

Results of Operations by Segment:


     ACSTAR BONDING:           Three Months ended June 30,     Six Months ended June 30,
                              ---------------------------        ---------------------------
                                 2002             2001              2002             2001
                              ----------        ---------        ----------        ---------
    Revenue                   $1,545,516        1,595,462        $2,678,383        2,975,051
    Operating Earnings        $  599,538          684,830        $  361,358        1,149,645

Revenues for the ACSTAR Bonding segment were $1,545,516 for the three months ended June 30, 2002 compared to $1,595,462 for the same period in 2001. Revenues for the ACSTAR Bonding segment were $2,678,383 for the six months ended June 30, 2002 compared to $2,975,051 for the six months ended June 30, 2001. Net written premiums were $1,359,801 for the three months ended June 30, 2002 compared to $986,518 for the three months ended June 30, 2001. Net written premiums were $2,026,933 for the six months ended June 30, 2002 compared to $1,826,951 for the same period a year ago. Earned premiums were $1,208,216 for the three months ended June 30, 2002 compared to $1,078,062 for the three months ended June 30, 2001. Earned premiums were $2,011,394 for the six months ended June 30, 2002 compared to $2,060,366 for the six months ended June 30, 2001.

The increase in net written premiums for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 reflect the impact of the favorable insurance rate market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards.

Investment income was $338,004 for the three months ended June 30, 2002 compared to $391,304 for the same period a year ago. Investment income was $668,384 for the six months ended June 30, 2002 compared to $779,273 for the six months ended June 30, 2001. The investment income reflects a decrease in the effective yield on invested assets.

Operating earnings for the ACSTAR Bonding segment were $599,538 for the three months ended June 30, 2002 compared to $684,830 for the same period in 2001. Operating earnings for the six months ended June 30, 2002 were $361,358 compared to $1,149,645 for the six months ended June 30, 2001. The operating earnings for the six months ended June 30, 2002 reflect the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $241,643 for the three months ended June 30, 2002 compared to $109,916 for the same period a year ago. Losses and loss adjustment expenses were $902,279 for the six months ended June 30, 2002 compared to $206,851 for the same period a year ago. The increase in losses and loss adjustment expenses for the six months ended June 30, 2002 reflects the emergence of adverse loss trends in the current year and strengthening of loss reserves due to adverse development in prior years partially offset by one-time salvage recovery of $1,677,851 in the current year. As a result of this strengthening, the Company increased ACSTAR reserves by a net amount of $500,000. Amortization of policy acquisition costs were $461,380 for the three months ended June 30, 2002 compared to $467,471 for the same period in 2001. Amortization of policy acquisition were $799,408 for the six months ended June 30, 2002 compared to $876,659 for the same period a year ago.

General and administrative expenses were $242,955 for the three months ended June 30, 2002 compared to $333,245 for the same period a year ago. General and administrative expenses were $615,338 for the six months ended June 30, 2002 compared to $741,896 for the same period a year ago. The decrease in general and administrative expenses is due primarily to no further amortization expense related to intangibles and a one-time rent recovery from an affiliate.

     UNITED COASTAL LIABILITY
     INSURANCE:                           Three Months ended June 30,        Six Months ended June 30,
                                         ---------------------------        -----------------------------
                                            2002             2001               2002              2001
                                         ----------        ---------        -----------         ---------
      Revenue                            $1,338,764        1,563,468        $ 2,576,980         3,281,977
      Operating Earnings (Loss)          $  759,350          734,606        $  (503,803)        1,476,389

Revenues for the United Coastal Liability Insurance segment were $1,338,764 for the three months ended June 30, 2002 compared to $1,563,468 for the same period in 2001. Revenues were $2,576,980 for the six months ended June 30, 2002 compared to $3,281,977 for the six months ended June 30, 2001. Net written premiums were $1,166,080 for the three months ended June 30, 2002 compared to $245,691 for the three months ended June 30, 2001. Net written premiums were $1,970,835 for the six months ended June 30, 2002 compared to $1,947,232 for the same period a year ago. Earned premiums were $850,125 for the three months ended June 30, 2002 compared to $830,945 for the three months ended June 30, 2001. Earned premiums were $1,586,483 for the six months ended June 30, 2002 compared to $1,880,621 for the six months ended June 30, 2001. The increase in net written premiums reflects the impact of the favorable insurance rate market and an increase in new business.

Investment income was $484,704 for the three months ended June 30, 2002 compared to $612,118 for the same period a year ago. Investment income was $966,064 for the six months ended June 30, 2002 compared to $1,262,009 for the six months ended June 30, 2001. The decrease in investment income was primarily related to a decrease in the effective yield on invested assets and a decrease in the amount of invested assets. Net realized capital losses for the three months ended June 30, 2002 were $691 as compared to net realized capital gains of $116,478 for the same period a year ago. Net realized capital gains for the six month period ended June 30, 2002 were $17,199 as compared to $134,869 for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $759,350 for the three months ended June 30, 2002 as compared to $734,606 for the same period in 2001. Operating losses for the six months ended June 30, 2002 were $503,803 compared to operating earnings of $1,476,389 for the six months ended June 30, 2001. The operating loss for the six months ended June 30, 2002 is due primarily to the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $255,037 for the three months ended June 30, 2002 compared to $249,282 for the same period a year ago. Losses and loss adjustment expenses were $2,175,944 for the six months ended June 30, 2002 compared to $564,185 for the same period a year ago. The increase in losses and loss adjustment expenses for the six months ended June 30, 2002 is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased United Coastal reserves by a net amount of $1,700,000. Amortization of policy acquisition costs were $207,094 for the three months ended June 30, 2002 as compared to $301,833 for the same period in 2001. Amortization of policy acquisition were $426,973 for the six months ended June 30, 2002 compared to $642,670 for the same period a year ago. The amortization of policy acquisition costs is impacted by the new reinsurance treaty.

General and administrative expenses were $117,283 for the three months ended June 30, 2002 compared to $277,747 for the same period a year ago. General and administrative expenses were $477,866 for the six months ended June 30, 2002 compared to $598,733 for the same period a year ago. The decrease in general and administrative expenses is due primarily to a reduction in rent expense from a one-time rent recovery from an affiliate.

     ACMAT CONTRACTING:                    Three Months ended June 30           Six Months ended June 30,
                                         -----------------------------        -----------------------------
                                            2002                2001              2002              2001
                                         -----------         ---------        -----------         ---------
      Revenue                            $ 7,615,271         4,528,667         13,486,948         8,239,498
      Operating Earnings (Loss)          $  (592,942)          176,032         (1,508,766)          552,566

Revenues for the ACMAT Contracting segment were $7,615,271 for the three months ended June 30, 2002 compared to $4,528,667 for the same period in 2001. Revenues were $13,486,948 for the six months ended June 30, 2002 compared to $8,239,498 for the same period a year ago. The 2002 increase in revenue reflects an increase in contract revenues compared to 2001 due to the timing of three large projects in 2002. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating losses for the ACMAT Contracting segment were $592,942 for the three months ended June 30, 2002 compared to operating earnings of $176,032 for the same period a year ago. Operating losses were $1,508,766 for the six months ended June 30, 2002 compared to operating earnings of $552,566 for the six months ended June 30, 2001. The decrease in 2002 operating earnings compared to 2001 operating earnings is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

Cost of contract revenues were $6,937,171 for the three months ended June 30, 2002 compared to $3,358,804 for the same period in 2001 representing gross profit (loss) margin of (4.6)% and 11.0%, respectively. Cost of contract revenues were $12,611,912 for the six months ended June 30, 2002 compared to $5,671,614 for the same period a year ago, representing gross profit (loss) margins of (6.9)% and 11.9%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,271,042 for the three months ended June 30, 2002 compared to $993,831 for the same period a year ago. General and administrative expenses were $2,383,802 for the six months ended June 30, 2002 compared to $1,952,041 for the same period a year ago. The increase in general and administrative expense is primarily due to a one-time return of rental income to affiliates collected on their behalf.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 2002 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors, which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 24.1% and 18.8% for the three-month period ended June 30, 2002 and 2001, respectively. The increase in losses and loss adjustment expenses is attributable to the emergence of loss trends in the current year. The Company's insurance subsidiaries' expense ratios under GAAP were 50.0% and 70.3% for the three-month period ended June 30, 2002 and 2001, respectively. The decrease in the 2002 expense ratio results primarily from the decrease in commissions paid and one-time rental income recovered from an affiliate. The Company's insurance subsidiaries' combined ratios under GAAP were 74.1% and 89.1% for the three-month period ended June 30, 2002 and 2001, respectively.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 85.6% and 19.6% for the six-month periods ended June 30, 2002 and 2001, respectively. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 64.5% and 71.6% for the six-month period ended June 30, 2002 and 2001, respectively. The decrease in the 2002 expense ratio results primarily from the decrease in commissions paid. The Company's insurance subsidiaries' combined ratios under GAAP were 150.0% and 91.2% for the six-month period ended June 30, 2002 and 2001, respectively.

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

The Company generated cash flow from operations of $4,054,588 and $4,059,350 for the six-month period ended June 30, 2002 and 2001, respectively. Net cash flows from operations in 2002 and 2001 resulted primarily from life insurance proceeds and collateral, respectively. The Company's cash flow was used to repay long-term debt and repurchase stock. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities in the first six-months of 2002 amounted to $2,359,730 compared to net cash provided by investing activities of $3,529,837 for the same period in 2001. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is in compliance with all covenants at June 30, 2002.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of June 30, 2002.

During the six-month period ended June 30, 2002, the Company purchased, in the open market and privately negotiated transactions, 4,234 shares of its Common Stock at an average price of $19.00 per share. During the six-month period ended June 30, 2002, the Company also purchased, in the open market and privately negotiated transactions, 9,500 shares of its Class A Stock at an average price of $9.78 per share.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 2002 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at June 30, 2002 include the following:

Payment due by Period                Total             2002          2003/2004         2005/2006         After 2006
                                     -----             ----          ---------         ---------         ----------
Long-Term Debt (principal)        $22,559,982        $848,877        $3,780,440        $3,757,961        $14,172,704

The Company also has cash collateral of $16,405,244 at June 30, 2002, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 20, 2002.

      b. Directors elected at the meeting:


                                      Votes         Votes        Brokers
                                       For        Against       Non-Votes
      Henry Nozko III                640,521      45,146
      Henry Nozko, Jr.               651,871      33,796
      Victoria Nozko                 681,221       4,446
      John Creasy                    681,241       4,426
      Arthur Moore                   669,917      15,750
      Alfred T. Zlotopolski          681,241       4,426

      c. Other matters voted upon:

                                                                       Brokers
                                      For        Against    Abstain    Non-Votes
      1. Appointment of
          Independent Auditors      681,937      4,430

Item 5 -  Other Information

      Effective July 31, 2002, Alfred T. Zlotopolski, a director since 1999 has resigned as director of the Company. This coincides with his retirement from the Sheet Metal Workers' International Association.

Item 6 -  Exhibits and Reports on Form 8-K

     a.  Exhibits:

         99.1 Certification of Chief Executive Officer

         99.2 Certification of Chief Financial Officer

     b.  Report on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACMAT CORPORATION


Date:  August 14, 2002              /S/ Henry W. Nozko, Jr.
                                    -----------------------
                                    Henry W. Nozko, Jr., President, Chairman,
                                    Chief Operating Officer, and Treasurer


Date:  August 14, 2002              /S/ Michael P. Cifone
                                    ----------------------
                                    Michael P. Cifone, Senior Vice President,
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)