Form 10-Q
period 2002-09-30
ACMAT CORP
filed 2002-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____  to____

Commission file number  0-6234

                                ACMAT CORPORATION

Connecticut                                             06-0682460
------------------------                                ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              233 Main Street, New Britain, Connecticut 06050-2350
                    (Address of principal executive offices)

Registrant's telephone number including area code:                (860) 229-9000


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares outstanding
Title of Class                                               at October 31, 2002
--------------                                               -------------------
Common Stock                                                       553,355
Class A Stock                                                    1,756,404

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I FINANCIAL INFORMATION

  Item 1. Unaudited Financial Statements
          Consolidated Balance Sheets                                         3
          Consolidated Statements of Earnings                                 4
          Consolidated Statements of Stockholders' Equity                     5
          Consolidated Statements of Cash Flows                               6
          Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                     13

Part II OTHER INFORMATION

  Item 4. Controls and Procedures

  Item 6. Exhibits and Reports on Form 8-K                                   18

  Signatures                                                                 19

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                         September 30,       December 31,
Assets                                                                                       2002                2001
------                                                                                   ------------        ------------
                                                                                         (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $61,143,437 in
     2002 and $61,841,391 in 2001)                                                       $ 62,268,945          62,210,923
   Equity securities, at fair value (Cost of $5,125,262 in 2002 and $5,065,262              5,136,420           4,916,900
     in 2001)

   Short-term investments, at cost which approximates fair value                            4,590,449             371,744
                                                                                         ------------        ------------
     Total investments                                                                     71,995,814          67,499,567
Cash and cash equivalents                                                                  14,900,034          12,784,806
Accrued interest receivable                                                                   598,646             750,078
Receivables, net                                                                            5,295,544           4,839,559
Reinsurance recoverable                                                                     8,981,457           2,772,668
Prepaid expenses                                                                              340,953             125,731
Income tax receivable                                                                       2,163,930                  --
Deferred income taxes                                                                          85,716             450,303
Property & equipment, net                                                                  11,850,299          12,273,656
Deferred policy acquisition costs                                                           1,257,348           1,165,556
Other assets                                                                                3,127,110           4,881,172
Intangibles, net                                                                            1,920,360           1,920,360
                                                                                         ------------        ------------
                                                                                         $122,517,211         109,463,456
                                                                                         ============        ============
Liabilities & Stockholders' Equity

Accounts payable                                                                            3,870,147           3,480,204
Reserves for losses and loss adjustment expenses                                           26,723,587          22,585,626
Unearned premiums                                                                           4,961,301           4,155,197
Collateral held                                                                            21,997,877          15,948,636
Income taxes                                                                                       --              13,592
Accrued liabilities                                                                         1,998,208             757,665
Long-term debt                                                                             22,137,386          24,550,361
                                                                                         ------------        ------------
     Total liabilities                                                                     81,688,506          71,491,281

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 553,355 and 557,589
     shares issued and outstanding)                                                           553,355             557,589
   Class A Stock (No par value; 10,000,000 shares authorized; 1,825,019 and
      1,827,019 shares issued and outstanding)                                              1,825,019           1,827,019
   Retained earnings                                                                       37,759,524          35,460,226
   Accumulated other comprehensive income (loss)                                              690,807             127,341
                                                                                         ------------        ------------
   Total stockholders' equity                                                              40,828,705          37,972,175
                                                                                         ------------        ------------
                                                                                         $122,517,211         109,463,456
                                                                                         ============        ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                       Three months ended,                   Nine months ended
                                                         September 30,                         September 30,
                                                -------------------------------        -------------------------------
                                                    2002                2001               2002                2001
                                                -----------         -----------        -----------         -----------
Earned premiums                                 $ 2,120,792           1,802,479          5,718,669           5,743,466
Contract revenues                                 3,642,953           4,290,636         15,444,552          10,729,787
Investment income, net                              913,065             958,074          2,710,692           3,113,192
Net realized capital gains                           13,572              33,027             30,534             297,742
Life insurance proceeds, net                             --                  --          3,348,903                  --
Other income                                        170,761             205,915            539,118             577,939
                                                -----------         -----------        -----------         -----------
                                                  6,861,143           7,290,131         27,792,468          20,462,126
                                                -----------         -----------        -----------         -----------


Losses and loss adjustment expenses                 509,595             404,576          3,587,818           1,175,612
Amortization of policy acquisition costs            508,854             482,678          1,357,673           1,458,679
Cost of contract revenues                         3,921,885           4,022,606         16,533,797           9,694,220
General and administrative expenses               1,187,575           1,125,732          3,882,254           3,942,613
Interest expense                                    474,411             693,965          1,517,493           2,037,811
                                                -----------         -----------        -----------         -----------
                                                  6,602,320           6,729,557         26,879,035          18,308,935
                                                -----------         -----------        -----------         -----------


Earnings before income taxes                        258,823             560,574            913,433           2,153,191

Income taxes                                       (609,773)            141,944         (1,498,635)            712,698
                                                -----------         -----------        -----------         -----------

Net earnings                                    $   868,596             418,630          2,412,068           1,440,493
                                                ===========         ===========        ===========         ===========



Basic earnings per share                        $       .37                 .17               1.01                 .59

Diluted earnings per share                      $       .36                 .17                .99                 .57


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                           September 30, 2001 and 2002

                                                                                               Accumulated
                                            Common      Class A    Additional                     Other          Total
                                          stock par    stock par    Paid-in       Retained    Comprehensive   Stockholders'
                                            Value        value      Capital       earnings    Income (Loss)      equity
                                          ----------   ---------   ----------   -----------   -------------   -------------
Balance as of December 31, 2000           $  557,589   2,057,254       --        35,326,305       (457,483)     37,483,665
Comprehensive income:
  Net unrealized losses on debt
     and equity securities                        --          --       --                --      1,036,565       1,036,565
  Net earnings                                    --          --       --         1,440,493             --       1,440,493
                                                                                                               -----------
Total comprehensive income                                                                                       2,477,058

Acquisition and retirement of 214,235
     shares of Class A Stock                      --    (214,235)                (1,467,615)            --      (1,681,850)
                                          ----------   ---------      ----      -----------    -----------     -----------
Balance as of September 30, 2001          $  557,589   1,843,019       --        35,299,183        579,082      38,278,873
                                          ==========   =========      ====      ===========    ===========     ===========


Balance as of December 31, 2001           $  557,589   1,827,019       --        35,460,226        127,341      37,972,175
Comprehensive income:
  Net unrealized gains on debt and
    equity securities                             --          --       --                --        563,466         563,466
  Net earnings                                    --          --       --         2,412,068             --       2,412,068
                                                                                                               -----------
Total comprehensive income                                                                                       2,975,534
Acquisition and retirement of 4,234
     shares of Common Stock                   (4,234)         --       --           (76,255)            --         (80,489)
Acquisition and retirement of 9,500
     shares of Class A Stock                      --      (9,500)      --           (83,390)            --         (92,890)
Exercise of 7,500 shares of Class A
     Stock pursuant to Stock Options              --       7,500       --            46,875             --          54,375
                                          ----------   ---------      ----      -----------    -----------     -----------

Balance as of September 30, 2002          $  553,355   1,825,019       --        37,759,524        690,807      40,828,075
                                          ==========   =========      ====      ===========    ===========     ===========


See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2002 and 2001


                                                                          2002              2001
                                                                      ------------      ------------
Cash flows from operating activities:
    Net earnings                                                      $  2,412,068         1,440,493
    Adjustments to reconcile net earnings to net cash (used for)
        provided by operating activities:
      Depreciation and amortization                                        809,176         1,246,672
      Net realized capital gains                                           (30,534)         (297,742)
      Changes in:
         Accrued interest receivable                                       151,432           276,920
         Reinsurance recoverable                                        (6,208,789)          395,272
         Receivables, net                                                 (455,985)       (1,584,018)
         Deferred policy acquisition costs                                 (91,792)          (14,369)
         Prepaid expenses and other assets                               1,538,840            52,925
         Accounts payable and accrued liabilities                        1,630,486           116,817
         Reserves for losses and loss adjustment expenses                4,137,961        (4,496,802)
         Collateral held                                                 6,049,241         3,260,735
         Income taxes, net                                              (2,074,965)          244,316
         Unearned premiums                                                 806,104          (110,698)
                                                                      ------------      ------------
             Net cash provided by (used for) operating activities        8,673,243           530,521
                                                                      ------------      ------------

Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Fixed maturities-sold                                             10,248,955        23,622,623
      Fixed maturities-matured                                          11,565,000        17,920,000
      Equity securities                                                  2,145,444         2,536,207
      Mortgages                                                                 --           289,625
      Short-term investments                                             5,877,390        13,855,824
    Purchases of:
      Fixed maturities                                                 (21,301,637)      (30,545,304)
      Equity securities                                                 (2,275,000)       (6,000,000)
      Short-term investments                                           (10,096,095)      (18,364,212)
    Capital expenditures                                                  (190,093)         (255,265)
                                                                      ------------      ------------
         Net cash provided by (used for) investing activities           (4,026,036)        3,059,498
                                                                      ------------      ------------

Cash flows from financing activities:
    Payments on long-term debt                                          (2,412,975)       (1,227,580)
    Issuance of Class A Stock                                               54,375                --
    Payments for acquisition & retirement of stock                        (173,379)       (1,681,850)
                                                                      ------------      ------------
         Net cash used for financing activities                         (2,531,979)       (2,909,430)
                                                                      ------------      ------------

Net change in cash                                                       2,115,228           680,589

Cash at beginning of period                                             12,784,806         7,446,941
                                                                      ------------      ------------

Cash at end of period                                                 $ 14,900,034         8,127,530
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended September 30, 2002 and 2001.

                                                                Average
                                                                 Shares      Per-Share
                                                 Earnings     Outstanding     Amount
                                                 --------     -----------     ------
2002:
Basic EPS:
         Earnings available to stockholders     $  868,596      2,378,373     $.37
         Effect of Dilutive Securities:
           Stock options                                --         35,878
                                                ----------     ----------
Diluted EPS:
         Earnings available to stockholders     $  868,596      2,414,251     $.36
                                                               ==========      ===

2001:
Basic EPS:
         Earnings available to stockholders     $  418,630      2,400,607     $.17
         Effect of Dilutive Securities:
           Stock options                                --         63,434
                                                ----------     ----------
Diluted EPS:
         Earnings available to stockholders     $  418,630      2,464,041     $.17
                                                ==========     ==========      ===

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 2002 and 2001.

                                                                Average
                                                                 Shares       Per-Share
                                                 Earnings      Outstanding      Amount
                                                 --------      -----------      ------
2002:
Basic EPS:
         Earnings available to stockholders     $2,412,068      2,379,803     $1.01
         Effect of Dilutive Securities:
           Stock options                                --         55,008
                                                ----------     ----------
Diluted EPS:
         Earnings available to stockholders     $2,412,068      2,434,811     $ .99
                                                ==========     ==========     =====


2001:
Basic EPS:
         Earnings available to stockholders     $1,440,493      2,453,592     $.59
         Effect of Dilutive Securities:
           Stock options                                --         59,962
                                                ----------     ----------
Diluted EPS:
         Earnings available to stockholders     $1,440,493      2,513,554     $.57
                                                ==========     ==========     =====


(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2002 and 2001 was $576,331 and $468,382, respectively. Interest paid for the nine months ended September 30, 2002 and 2001 was $1,277,723 and $1,762,747, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income and the related tax affects for the nine months ended September 30, 2002 and 2001:

                                                                                            2002           2001
                                                                                         ----------     ----------
Unrealized gains on investments:
    Unrealized holding gain arising during period                                        $  583,618     $1,233,075
    Less reclassification adjustment for gains included in net income, net of income
     tax expense of $10,382 and $101,232 and for 2002 and 2001, respectively                 20,152        196,510
                                                                                         ----------     ----------
Other comprehensive income                                                               $  563,466     $1,036,565
                                                                                         ==========     ==========

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

As of January 1, 2002, the Company had an unamortized asset in the amount of $1,920,360 which was subject to the transition provisions of SFAS No. 142. The Company stopped amortizing intangibles on January 1, 2002. Net earnings and earnings per share adjusted to exclude intangible amortization for the three and nine-month periods ended September 30, 2001 are as follows:

                                   Three months ended   Nine months ended
                                   September 30, 2001   September 30, 2001
                                   ------------------   ------------------
Net Earnings                         $     418,630        $   1,440,493
Intangible Amortization                     38,073              114,219
                                     -------------        -------------
Adjusted Net Earnings                      456,703            1,554,712
                                     =============        =============

Basic earnings per share:
Reported earnings per share          $         .17        $         .59
Intangible amortization                        .02                  .04
                                     -------------        -------------
Adjusted earnings per share          $         .19                  .63
                                     =============        =============

Diluted earnings per share:
Reported earnings per share          $         .17        $         .57
Intangible amortization                        .02                  .05
                                     -------------        -------------
Adjusted earnings per share          $         .19                  .62
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

ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain, Connecticut and leases office space to its insurance subsidiaries as to well as third parties.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 2002 and 2001 is summarized as follows:

                                               Three Months ended                 Nine Months ended
                                        ------------------------------     ------------------------------
                                             2002              2001             2002              2001
                                        ------------      ------------     ------------      ------------
Revenues:
 ACSTAR Bonding                         $  1,474,778         1,244,332     $  4,153,161         4,219,383
 United Coastal Liability Insurance        1,325,337         1,421,332        3,902,317         4,703,309
 ACMAT Contracting                         4,659,808         5,160,712       18,146,756        13,400,210
                                        ------------      ------------     ------------      ------------
                                        $  7,459,923         7,826,376     $ 26,202,234        22,322,902
                                        ============      ============     ============      ============
Operating Earnings (Loss):
 ACSTAR Bonding                              408,005           408,653     $    769,363         1,558,298
 United Coastal Liability Insurance          517,111           624,304           13,308         2,100,693
 ACMAT Contracting                          (191,882)          263,457       (1,700,648)          816,023
                                        ------------      ------------     ------------      ------------
                                        $    733,234         1,296,414     $   (917,977)        4,475,014
                                        ============      ============     ============      ============

Depreciation and Amortization:
 ACSTAR Bonding                         $     86,001           155,749     $    284,422           461,826
 United Coastal Liability Insurance           48,897            73,165          149,312           235,588
 ACMAT Contracting                           142,079           193,651          375,442           549,258
                                        ------------      ------------     ------------      ------------
                                        $    276,977           422,565     $    809,176         1,246,672
                                        ============      ============     ============      ============


Identifiable Assets:                                September 30, 2002          December 31, 2001
                                                    ------------------          -----------------
ACSTAR Bonding                                         $ 55,054,337                48,282,555
United Coastal Liability Insurance                       48,760,886                42,801,086
ACMAT Contracting                                        18,736,988                18,379,815
                                                       ------------               -----------
                                                       $122,517,211               109,463,456
                                                       ============               ===========

The components of revenue for each segment for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                               Three Months Ended                  Nine Months Ended
                                        ------------------------------      ------------------------------
                                             2002              2001              2002              2001
                                        ------------      ------------      ------------      ------------
ACSTAR Bonding:
  Premiums                              $  1,266,436           918,374      $  3,277,830         2,978,740
  Investment income, net                     406,039           397,567         1,074,423         1,176,840
  Capital gains                               14,984            16,239            14,747           146,085
  Other income (expense)                    (212,681)          (87,848)         (213,839)          (82,282)
                                        ------------      ------------      ------------      ------------
                                        $  1,474,778         1,244,332      $  4,153,161         4,219,383
                                        ============      ============      ============      ============

United Coastal Liability Insurance:
  Premiums                              $    854,356           884,105      $  2,440,839         2,764,726
  Investment income, net                     460,747           510,546         1,426,811         1,772,555
  Capital gains/(losses)                      (1,412)           16,788            15,787           151,657
  Other income                                11,646             9,893            18,880            14,371
                                        ------------      ------------      ------------      ------------
                                        $  1,325,337         1,421,332      $  3,902,317         4,703,309
                                        ============      ============      ============      ============

ACMAT Contracting:
  Contract revenues                     $  3,642,953         4,290,636      $ 15,444,552        10,729,787
  Investment income, net                       3,019             7,081            86,684            33,683
  Intersegment revenue:
    Rental income                            305,342           305,340           980,661           972,452
    Underwriting services, agency
    commissions and funds
    administration services                  336,698           273,785           900,782         1,018,438
  Other income                               371,796           283,870           734,077           645,850
                                        ------------      ------------      ------------      ------------
                                        $  4,659,808         5,160,712      $ 18,146,756        13,400,210
                                        ============      ============      ============      ============


The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                      Three Months Ended                Nine Months Ended
                                               ------------------------------      ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------
Revenue:
     Total revenue for reportable segments     $  7,459,923         7,826,376      $ 26,202,234        22,322,902
     Life insurance proceeds, net                        --                --         3,348,903                --
     Intersegment eliminations                     (598,780)         (536,245)       (1,758,669)       (1,860,776)
                                               ------------      ------------      ------------      ------------
                                               $  6,861,143         7,290,131      $ 27,792,468        20,462,126
                                               ============      ============      ============      ============

Operating Earnings:
     Total operating earnings (loss) for
      reportable segments                      $    733,234         1,296,414      $   (917,977)        4,475,014
     Interest expense                              (474,411)         (693,965)       (1,517,493)       (2,037,811)
     Life insurance proceeds, net                        --                --         3,348,903                --
     Other operating expenses                            --           (41,875)               --          (284,012)
                                               ------------      ------------      ------------      ------------
                                               $    258,823           560,574      $    913,433         2,153,191
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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $868,596 for the three months ended September 30, 2002 compared to $418,630 for the same period a year ago. Net earnings for the nine months ended September 30, 2002 were $2,412,068 compared to $1,440,493 for the nine months ended September 30, 2001. The increase in net earnings reflects the net affect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits offset by an increase to loss reserves due to adverse development in prior years, additional remediation expenses incurred on a construction project that significantly exceeded the original estimate and lower capital gains.

Revenues were $6,861,143 for the three months ended September 30, 2002 compared to $7,290,131 for the same period in 2001. Revenues were $27,792,468 for the nine months ended September 30, 2002 compared to $20,462,126 for the same period in 2001. Earned premiums were $2,120,792 for the three months ended September 30, 2002 compared to $1,802,479 for the same period a year ago. Earned premiums were $5,718,669 for the nine months ended September 30, 2002 compared to $5,743,466 for the same period in 2001. Contract revenues were $3,642,953 for the three months ended September 30, 2002 compared to $4,290,636 for the same period a year ago. Contract revenues were $15,444,552 for the nine months ended September 30, 2002 compared to $10,729,787 for the nine months ended
September 30, 2001. The 2002 increase in contract revenue reflects an increase in contract revenue compared to 2001 due to timing of three large projects in 2002.

Investment income was $913,065 for the three months ended September 30, 2002 compared to $958,074 for the same period in 2001. Investment income was $2,710,692 for the nine months ended September 30, 2002 compared to $3,113,192 for the same period in 2001. The decrease in investment income was primarily related to a decrease in the yield on invested assets offset in part by an increase in invested assets. Net realized capital gains for the three months ended September 30, 2002 were $13,572 compared to realized capital gains of $33,027 for the same period a year ago. Net realized capital gains were $30,534 for the nine months ended September 30, 2002 compared to net realized capital gain of $297,742 for the same period a year ago.

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

Other income was $170,761 for the three months ended September 30, 2002 compared to $205,915 for the same period in 2001. Other income was $539,118 for the nine months ended September 30, 2002 compared to $577,939 for the nine months ended September 30, 2001. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $509,595 for the three months ended September 30, 2002 compared to $404,576 for the same period a year ago. Losses and loss adjustment expenses were $3,587,818 for the nine months ended September 30, 2002 compared to $1,175,612 for the same period a year ago. The increase in losses and loss adjustment expenses in 2002 is attributable to the strengthening of loss reserves due to adverse development in prior years. During the nine-month period ended September 30, 2002, the Company increased reserves by a net amount of $2,220,000. Amortization of policy acquisition costs were $508,854 for the three months ended September 30, 2002 compared to $482,678 for the same period in 2001. Amortization of policy acquisition costs were $1,357,673 for the nine months ended September 30, 2002 compared to $1,458,679 for the nine months ended September 30, 2001. Amortization of policy acquisition costs reflects decreased commissions paid to agents and brokers.

Costs of contract revenues were $3,921,885 for the three months ended September 30, 2002 compared to $4,022,606 for the same period a year ago, representing gross profit (loss) margins of (7.7)% and 6.2%, respectively. Costs of contract revenues were $16,533,797 for the nine months ended September 30, 2002 compared to $9,694,220 for the same period a year ago, representing gross profit (loss) margins of (7.1)% and 9.7%, respectively. The Company incurred additional remediation expenses on a construction project that significantly exceeded the original estimate and cost overruns on several other projects. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,187,575 for the three months ended September 30, 2002 compared to $1,125,732 for the same period a year ago. The increase in general and administrative expense for the quarter ended September 30, 2002 increased compared to 2001 is due primarily to a bad debt expense. General and administrative expenses were $3,882,254 for the nine months ended September 30, 2002 compared to $3,942,613 for the nine months ended September 30, 2001. The decrease in the nine month general and administrative expenses in 2002 compared to 2001 is due primarily to no further amortization expense related to intangibles.

Interest expense was $474,411 for the three months ended September 30, 2002 compared to $693,965 for the same period in 2001. Interest expense was $1,517,493 for the nine months ended September 30, 2002 compared to $2,037,811 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt and replacement of high interest bearing debt with lower interest bearing debt.

Income tax benefit was $609,773 for the three months ended September 30, 2002 compared to income tax expense of $141,944 for the same period a year ago representing effective tax rates of (236)% and 25.3%, respectively. Income tax benefit was $1,498,635 for the nine months ended September 30, 2002 compared to income tax expense of $712,698 for the same period a year ago, representing effective tax rates of (164)% and 33.1%, respectively. The change in the effective rate is primarily due to the recognition of net life insurance proceeds during 2002 which are exempt for income tax purposes.

Results of Operations by Segment:

ACSTAR BONDING:         Three Months ended September 30,     Nine Months ended September 30,
                          ----------------------------        ----------------------------
                             2002              2001              2002              2001
                          ----------        ----------        ----------        ----------
Revenue                   $1,474,778         1,244,332         4,153,161         4,219,383
Operating Earnings        $  408,005           408,653           769,363         1,558,298

Revenues for the ACSTAR Bonding segment were $1,474,778 for the three months ended September 30, 2002 compared to $1,244,332 for the same period in 2001. Revenues for the ACSTAR Bonding segment were $4,153,161 for the nine months ended September 30, 2002 compared to $1,320,086 for the nine months ended September 30, 2001. Net written premiums were $3,347,019 for the three months ended September 30, 2002 compared to $855,858 for the three months ended September 30, 2001. Net written premiums were $3,569,767 for the nine months ended September 30, 2002 compared to $2,682,809 for the same period a year ago. Earned premiums were $1,266,436 for the three months ended September 30, 2002 compared to $918,374 for the three months ended September 30, 2001. Earned premiums were $3,277,830 for the nine months ended September 30, 2002 compared to $2,978,740 for the nine months ended September 30, 2001. Also included in 2002 revenues is payment of $212,292 to ACMAT Contracting for funds administration for ACSTAR.

The increase in net written premiums for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 reflect the impact of the favorable insurance rate market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards.

Investment income was $406,039 for the three months ended September 30, 2002 compared to $397,567 for the same period a year ago. Investment income was $1,074,423 for the nine months ended September 30, 2002 compared to $1,176,840 for the nine months ended September 30, 2001. The investment income reflects an increase in invested assets partially offset by a decrease in the effective yield on those invested assets.

Operating earnings for the ACSTAR Bonding segment were $408,005 for the three months ended September 30, 2002 compared to $408,653 for the same period in 2001. Operating earnings for the nine months ended September 30, 2002 were $769,363 compared to $1,558,298 for the nine months ended September 30, 2001. The operating earnings for the nine months ended September 30, 2002 reflect the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $253,287 for the three months ended September 30, 2002 compared to $139,344 for the same period a year ago. Losses and loss adjustment expenses were $1,155,566 for the nine months ended September 30, 2002 compared to $346,195 for the same period a year ago. The increase in losses and loss adjustment expenses for the nine months ended September 30, 2002 reflects the emergence of adverse loss trends in the current year and strengthening of loss reserves due to adverse development in prior years partially offset by one-time salvage recovery of $1,677,851. As a result of this strengthening, the Company increased ACSTAR reserves by a net amount of $500,000. Amortization of policy acquisition costs were $471,992 for the three months ended September 30, 2002 compared to $371,666 for the same period in 2001. Amortization of policy acquisition were $1,271,400 for the nine months ended September 30, 2002 compared to $1,248,325 for the same period a year ago.

General and administrative expenses were $341,494 for the three months ended September 30, 2002 compared to $324,669 for the same period a year ago. General and administrative expenses were $956,832 for the nine months ended September 30, 2002 compared to $1,066,565 for the same period a year ago. The decrease in general and administrative expenses is due primarily to no further amortization expense related to intangibles and a one-time rent recovery from an affiliate.

UNITED COASTAL LIABILITY INSURANCE:

                        Three Months ended September 30,     Nine Months ended September 30,
                          ----------------------------        ----------------------------
                             2002              2001              2002              2001
                          ----------        ----------        ----------        ----------
Revenue                   $1,325,337         1,421,332        $3,902,317         4,703,309
Operating Earnings        $  517,111           624,304        $   13,308         2,100,693

Revenues for the United Coastal Liability Insurance segment were $1,325,337 for the three months ended September 30, 2002 compared to $1,421,332 for the same period in 2001. Revenues for the United Coastal Liability Insurance segment were $3,902,317 for the nine months ended September 30, 2002 compared to $4,703,309 for the nine months ended September 30, 2001. Net written premiums were $1,009,869 for the three months ended September 30, 2002 compared to $1,175,258 for the three months ended September 30, 2001. Net written premiums were $2,980,704 for the nine months ended September 30, 2002 compared to $3,122,490 for the same period a year ago. Earned premiums were $854,356 for the three months ended September 30, 2002 compared to $884,105 for the three months ended September 30, 2002. Earned premiums were $2,440,839 for the nine months ended September 30, 2002 compared to $2,764,726 for the nine months ended September 30, 2001.

Investment income was $460,747 for the three months ended September 30, 2002 compared to $510,546 for the same period a year ago. Investment income was $1,426,811 for the nine months ended September 30, 2002 compared to $1,772,555 for the nine months ended September 30, 2001. The decrease in investment income was primarily related to a decrease in the effective yield on invested assets and a decrease in the amount of invested assets. Net realized capital losses were $1,412 for the three months ended September 30, 2002, as compared to realized capital gains of $16,788 for the same period a year ago. Net realized capital gains were $15,787 for the nine months ended September 30, 2002 as compared to realized capital gains of $151,657.

Operating earnings for the United Coastal Liability Insurance segment were $517,111 for the three months ended September 30, 2002 as compared to $624,304 for the same period in 2001. Operating earnings for the nine months ended September 30, 2002 were $13,308 compared to $2,100,693 for the nine months ended September 30, 2001. The decrease in 2002 operating earnings compared to 2001 operating earnings is due primarily to a decrease in earned premiums and investment income, as well as the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $256,308 for the three months ended September 30, 2002 compared to $265,232 for the same period a year ago. Losses and loss adjustment expenses were $2,432,252 for the nine months ended September 30, 2002 compared to $829,417 for the same period a year ago. The increase in losses and loss adjustment expenses for the nine months ended September 30, 2002 is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased United Coastal reserves by a net amount of $1,700,000. Amortization of policy acquisition costs were $268,012 for the three months ended September 30, 2002 as compared to $293,905 for the same period in 2001. Amortization of policy acquisition were $694,985 for the nine months ended September 30, 2002 compared to $936,575 for the same period a year ago. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in earned premiums and lower commission costs.

General and administrative expenses were $283,096 for the three months ended September 30, 2002 compared to $237,891 for the same period a year ago. General and administrative expenses were $761,772 for the nine months ended September 30, 2002 compared to $836,624 for the same period a year ago. The decrease in general and administrative expenses for the nine month period ended September 30, 2002 is due primarily to a reduction in rent expense from a one-time rent recovery from an affiliate.

ACMAT CONTRACTING:         Three Months ended September 30          Nine Months ended September 30,
                          ---------------------------------        ---------------------------------
                               2002                 2001                2002                 2001
                          ------------         ------------        ------------         ------------
Revenue                   $  4,659,808            5,160,712        $ 18,146,756           13,400,210
Operating Earnings        $   (191,882)             263,457        $ (1,700,648)             816,023

Revenues for the ACMAT Contracting segment were $4,659,808 for the three months ended September 30, 2002 compared to $5,160,712 for the same period in 2001. Revenues were $18,146,756 for the nine months ended September 30, 2002 compared to $13,400,210 for the same period a year ago. The 2002 increase in revenue reflects an increase in contract revenues compared to 2001 due to the timing of three large projects in 2002. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid. Included in revenues is receipt of $212,292 from AcStar Bonding for fund administration services.

Operating losses for the ACMAT Contracting segment were $191,882 for the three months ended September 30, 2002 compared to operating earnings of $263,457 for the same period a year ago. Operating losses were $1,700,648 for the nine months ended September 30, 2002 compared to operating earnings of $816,023 for the nine months ended September 30, 2001. The decrease in 2002 operating earnings compared to 2001 operating earnings is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original budget and cost overruns on several other projects.

Cost of contract revenues were $3,921,885 for the three months ended September 30, 2002 compared to $4,022,606 for the same period in 2001 representing gross profit/loss margins of (7.7)% and 6.2%, respectively. Cost of contract revenues were $16,533,797 for the nine months ended September 30, 2002 compared to $9,694,220 for the same period a year ago, representing gross profit/loss margins of (7.1)% and 9.7%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects. The decrease in gross margin for three months and nine months is primarily due to cost overruns and additional remediation expenses, respectively. Contract backlog at September 30, 2002 was approximately $1,200,000 compared to approximately $10,000,000 at September 30, 2001.

General and administrative expenses were $929,805 for the three months ended September 30, 2002 compared to $874,649 for the same period a year ago. General and administrative expenses were $3,313,607 for the nine months ended September 30, 2002 compared to $2,889,967 for the same period a year ago. The increase in general and administrative expense is primarily due to a one-time return of rental income to affiliates collected on their behalf.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 2002 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries loss ratios under generally accepted accounting principles ("GAAP") were 24.0% and 22.4% for the three-month period ended September 30, 2002 and 2001, respectively. The increase in losses and loss adjustment expenses is attributable to the emergence of loss trends in the current year. The Company's insurance subsidiaries' expense ratios under GAAP were 64.4% and 66.0% for the three-month period ended September 30, 2002 and 2001, respectively. The decrease in the 2002 expense ratio results primarily from the decrease in commissions paid and one-time rental income recovered from an affiliate. The Company's insurance subsidiaries' combined ratios under GAAP were 88.4% and 88.5% for the three-month period ended September 30, 2002 and 2001, respectively.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 62.7% and 20.5% for the nine-month periods ended September 30, 2002 and 2001, respectively. The increase in losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 64.4% and 69.9% for the nine month period ended September 30, 2002 and 2001, respectively. The decrease in the 2002 expense ratio results primarily from the decrease in commissions paid. The Company's insurance subsidiaries' combined ratios under GAAP were 127.1% and 90.4% for the nine-month period ended September 30, 2002 and 2001, respectively.

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

The Company provided cash flow from operations of $8,673,243 for the nine-month period ended September 30, 2002 compared to $530,521 for the same period in 2001. Net cash flows provided by operations in 2002 were primarily from life insurance proceeds and cash collateral. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investment securities. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities in the first nine-months of 2002 amounted to $4,026,036 compared to net cash provided by investing activities of $3,059,498 for the same period in 2001. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is in compliance with all covenants at September 30, 2002.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of September 30, 2002.

During the nine-month period ended September 30, 2002, the Company purchased, in the open market and privately negotiated transactions, 4,234 shares of Common Stock at an average price of $19.00 per share. During the nine-month period ended September 30, 2002, the Company also purchased, in the open market and privately negotiated transactions, 9,500 shares of its Class A Stock at an average price of $9.78 per share.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $5,932,000 in 2002.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 2002 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at September 30, 2002 include the following:


Payment due by Period             Total            2002         2003/2004       2005/2006       After 2006
                               -----------     -----------     -----------     -----------     -----------
Long-Term Debt (principal)     $22,137,386     $   426,281     $ 3,780,440     $ 3,757,961     $14,172,704

The Company also has cash collateral of $21,997,877 at September 30, 2002, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

Part II - Other Information

Item 4 - Controls and Procedures

      The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ACMAT Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

      There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

                                ACMAT CORPORATION



Date:  November 14, 2002              /s/ Henry W. Nozko, Jr.
                                    -------------------------
                                    Henry W. Nozko, Jr.,  President, Chairman
                                    Chief Executive Officer, and Treasurer



Date:  November 14, 2002              /s/ Michael P. Cifone
                                    -----------------------
                                    Michael P. Cifone, Senior Vice President
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATION


I, Henry W. Nozko, Jr., certify that:


1.  I have reviewed this quarterly report on Form 10-Q of ACMAT Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. ACMAT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ACMAT and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to ACMAT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of ACMAT's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors;

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect ACMAT's ability to record, process, summarize and report financial data and have identified for ACMAT's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. ACMAT's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002

                                                  /s/ Henry W. Nozko, Jr.
                                                  ______________________________
                                                  Chief Executive Officer

                                 CERTIFICATION


I, Michael P. Cifone, certify that:


1.  I have reviewed this quarterly report on Form 10-Q of ACMAT Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. ACMAT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for ACMAT and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to ACMAT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of ACMAT's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors;

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect ACMAT's ability to record, process, summarize and report financial data and have identified for ACMAT's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. ACMAT's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002

                                                  /s/ Michael P. Cifone
                                                  ______________________________
                                                  Chief Financial Officer