Form 10-K
period 2002-12-21
ACMAT CORP
filed 2003-03-28
CIK 2062

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]      No [X]

     The aggregate market value of the Common Stock and Class A Stock held by non-affiliates of the registrant was $17,309,214 as of the Registrant's most recently completed second fiscal quarter.

     As of March 1, 2003 there were 552,855 shares of the registrant's Common Stock and 1,755,104 shares of registrant's Class A Stock, each without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder matters.........................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7a.  Quantitative and Qualitative Discussions about Market
          Risk........................................................   23
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   58

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   58
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   61

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   61

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ACMAT Corporation ("ACMAT" or the "Company") provides specialized commercial insurance and bonding coverage for contractors, architects, engineers and other professionals in the construction and environmental fields and other specialty insurance such as products liability. The Company derives its underwriting expertise from its construction operations. Through United Coastal Insurance Company ("United Coastal"), the Company provides a broad line of specialty general liability and products liability insurance, professional liability insurance to architects, engineers and other professions and environmental liability insurance to specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals. Through ACSTAR Insurance Company ("ACSTAR Insurance"), the Company provides surety bonds for general building, specialty trade and environmental contractors and all forms of commercial surety. Both United Coastal Insurance and ACSTAR Insurance are rated A- (excellent) by A.M. Best Co., Inc. ("A.M. Best").

     The Company is also engaged in construction contracting which consists of general building construction for new buildings and interior contracting services of building interiors for commercial, industrial and institutional buildings.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Financial information relating to the three business segments is set forth in Note 17 to the consolidated financial statements included in of this document.

     The Company has three reportable operating segments: United Coastal Liability Insurance, ACSTAR Bonding and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal provides specialty general, environmental and professional liability insurance primarily to general contractors, specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals. United Coastal also offers products liability policies to manufacturers. In addition, the company offers professional liability coverage to architects, consultants and engineers.

     The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for general building, specialty trade, environmental contractors and others. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

     ACMAT Contracting provides construction contracting services to commercial and governmental customers. ACMAT Contracting also provides underwriting services to its insurance subsidiaries. In addition, ACMAT Contracting owns a commercial office building in New Britain, Connecticut and leases office space to its insurance subsidiaries as well as third parties.

UNITED COASTAL LIABILITY INSURANCE

     The liability insurance lines of the Company are discussed more fully below:

  CONTRACTORS

     - General Liability -- Policies are offered to general contractors and specialty trade contractors involved in plumbing, heating, electrical, framing, roofing, drilling, excavation, demolition, road work, and other contracting activities. Coverage is also offered for other specialized non-contractor general liability risks. Coverage is limited to third-party bodily injury and property damage arising out of covered operations. General liability insurance is offered on either a claims-made or occurrence basis.

     - Contractor Pollution Liability -- Policies are offered to contractors involved in hazardous waste remediation or cleanup, installation or removal of storage tanks, or the transportation of hazardous waste. Coverage is provided for third party-bodily injury or property damage liability caused by release of, or exposure to, pollutants as a result of contractors' operations. Contractor pollution liability insurance is offered on a claims-made basis.

     - Asbestos and Lead Abatement Liability -- Policies are offered to contractors involved in the removal or encapsulation of asbestos and/or lead containing materials from structures or their containment through appropriate encapsulation or repair. Coverage is provided for third-party bodily injury and property damage liability as a result of a release of asbestos or lead which arises out of the contractors' operations. Asbestos and lead abatement liability insurance is provided primarily on a claims-made basis.

PROFESSIONALS

     - Architects and Engineers Professional Liability -- Policies are offered to architects and engineers and consultants in the fields of architecture; civil, electrical, mechanical, structural and process engineering; construction/property management; design/build services; laboratory testing and surveying. Project professional liability policies are also offered for architect and engineer design teams and owner controlled wrap-ups. All policies are written on a claims-made basis.

     - Environmental Asbestos and/or Lead Consultants Professional
       Liability -- Policies are offered to consultants involved in providing services such as environmental assessments, design/build services, asbestos or lead consulting, remedial investigations and feasibility studies, and storage tank consulting. Coverage is provided for liability arising out of the acts, errors or omissions of a consultant in the performance of professional services. All professional liability coverages are written on a claims-made basis.

OWNERS AND LENDERS

     - Hazardous Waste Storage and Treatment Pollution Liability -- Policies are offered on a claims-made basis in response to the insurance requirements of the Environmental Protection Agency in connection with facilities subject to the Resource Conservation and Recovery Act of 1976 ("RCRA").

     - Site Specific Pollution Liability -- These policies cover pollution claims arising or emanating from a specific site and are provided on a claims-made basis. Comprehensive site evaluations are required prior to providing coverage for any site.

     - Lenders Pollution Liability-- Policies are offered to financial institutions for pollution occurring at property owned or controlled by the institution as a result of foreclosure or otherwise. Lender pollution liability coverage is offered on a claims-made basis.

PRODUCTS LIABILITY

     - Products Liability -- Policies are offered on a claims-made or occurrence basis to manufacturers for a variety of products including chemicals, fertilizers, pesticides, pollution control devices, storage tanks and other.

     The Company customizes many of its insurance policies to suit the individual needs of its insureds. One limit insuring multiple exposures under one policy form and limit are offered.

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

     The Company provides the following types of bonds:

     - Payment and performance bonds -- Bonds are provided for general building and specialty trade contractors, environmental remediation and asbestos abatement contractors and consultants, lead abatement contractors and solid waste disposal contractors. A payment and performance bond guarantees satisfactory performance and completion of the contractor's work and payment of the contractor's debts and obligations relating to the performance of the contract covered by the bond.

     - Closure and post-closure bonds -- Bonds are provided for owners of solid and hazardous waste landfills as required to meet certain requirements under RCRA and remediation bonds in connection with the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Closure bonds usually guarantee that a property owner will restore property to a specified level or condition. Post-closure bonds guarantee cultivation and maintenance of a closed site.

     - Supply and other specialty bonds -- Bonds are provided for contractors, manufacturers and other owners in their normal course of operations, usually to guaranty the supply of equipment and material.

     - Miscellaneous surety, license, permit, self insurer, supersedeas and other bonds -- Miscellaneous bonds are provided for applicants based on those requirements specified in the bond form and the applicant's financial strength.

     The underwriting department and management are responsible for the development of new insurance products and enhancements. Underwriting profitability is enhanced by the creation of niche products focused on classes of business which traditionally have provided underwriting profits.

INSURANCE AND BONDING PERFORMANCE RATIOS

     The following table sets forth the combined ratios of the Company, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles prescribed or permitted by state insurance authorities.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   ------   ------
GAAP Ratios:
  Loss ratio................................................    53.8%    20.3%    16.4%
  Expense ratio.............................................    64.1     69.3     58.9
                                                               -----     ----     ----
  GAAP combined ratio.......................................   117.9     89.6     75.3
                                                               =====     ====     ====
Statutory Ratios:
  Loss ratio................................................    53.8     20.3     16.4
  Expense ratio.............................................    61.8     77.3     63.6
                                                               -----     ----     ----
  Statutory combined ratio..................................   115.6%    97.6%    80.0%
                                                               =====     ====     ====

     The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.

     The increase in the combined ratios over the past year results primarily from two large losses reported in current year of $2.2 million. In addition, prior year favorable reserve development is significantly lower due to actual loss experience being closer to estimates. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio below 100%. This has been achieved in two of the past three years.

     The Company continually monitors financial stability of contractors with surety bonds outstanding. Work in progress reports and updated financial information are reviewed periodically by the Company to ensure that the contractor continues to meet the underwriting guidelines. The Company also sends out status reports to the Obligees to ensure that the projects are progressing favorably.

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

     Effective November 1, 2002, the Company cedes 80% of its exposure in excess of $1,000,000 up to $5,000,000 on a per principal/insured basis. Prior to October 31, 2002, reinsurance was applicable on a per principal/insured basis for 100% of the losses in excess of $1,000,000 up to $8,000,000. From May 1, 2000 to April 30, 2002, the Company also reinsured surety losses on a per principal basis for losses in excess of $8,000,000 up to $13,000,000.

     The availability and price of reinsurance fluctuates according to market conditions. The renewal of the reinsurance treaty in 2002 was arranged at a moderate price increase and involved the Company's participation. Depending on the availability and cost of reinsurance, the Company may, from time to time, elect to cede greater or lesser portions of its underwriting risk.

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

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 2002 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported. The Company also has the reserves evaluated independently by a qualified actuary.

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

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Balance at January 1..........................  $22,585,626   $29,310,606   $38,544,491
  Less reinsurance recoverable................    2,772,668     2,580,388     3,924,064
                                                -----------   -----------   -----------
  Net balance at January 1....................   19,812,958    26,730,218    34,620,427
Incurred related to:
  Current year................................    4,363,000     4,144,000     2,441,000
  Prior years.................................     (291,601)   (2,607,978)     (934,092)
                                                -----------   -----------   -----------
Total incurred................................    4,071,399     1,536,022     1,506,908
Payments related to:
  Current year................................      625,000     1,723,000       791,546
  Prior years.................................    6,000,386     6,730,282     8,605,571
                                                -----------   -----------   -----------
Total Payments................................    6,625,386     8,453,282     9,397,117

Net balance at December 31....................   17,258,971    19,812,958    26,730,218
  Plus reinsurance recoverable................    8,383,894     2,772,668     2,580,388
                                                -----------   -----------   -----------
  Balance at December 31......................  $25,642,865   $22,585,626   $29,310,606
                                                ===========   ===========   ===========

     The decrease in net loss and loss adjustment expense reserves in 2002 from 2001 was primarily due to payments on surety and general liability policies for prior years net of subrogation and ceded recoveries. The reduction was partially offset by loss and loss adjustment expenses incurred primarily in the current year which reflects two large losses of approximately $2.2 million. Also, the favorable development observed previously in prior years reduced significantly as the actual loss experience came in closer to the estimates. The increase in reinsurance recoverable in 2002 from 2001 is primarily due to one liability claim, which exceeded the limits retained by the Company.

     The decrease in net loss and loss adjustment expense reserves in 2001 from 2000 is due to significant loss payments for surety and general liability claims, the release of net favorable development in surety loss reserves relating to older years that are no longer required partially offset by an increase in current year incurred loss and loss adjustment expenses. This increase reflects largely surety losses, which occurred during the year.

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

     The Company has no exposure to any asbestos or environmental claims associated with general liability policies issued with the pre-1986 pollution exclusion. Policies written without the exclusion are typically associated with mass tort environmental and asbestos claims. The Company has never issued a policy with the pre-1986 pollution exclusion. The Company's exposure to asbestos and environmental liability claims is primarily limited to asbestos and environmental liability insurance for contractors and consultants involved in the remediation, removal, storage, treatment and/or disposal of environmental and asbestos hazards.

     As of December 31, 2002, 2001 and 2000 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $17,258,971, $19,812,958 and $29,375,218, respectively. As of December 31, 2002, 2001 and
2000 reserves determined in accordance with GAAP were $25,642,865, $22,585,626 and $29,310,606, respectively. The primary difference between the Statutory basis reserves and the GAAP basis reserves is the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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

                                  1992     1993     1994     1995     1996     1997     1998     1999     2000     2001     2002
                                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                           (THOUSANDS)
Liability for unpaid losses and
  loss adjustment expenses.....  29,240   30,437   36,726   41,363   44,119   45,423   40,891   34,620   26,730   19,813   17,259
Liability reestimated as of:
  One year later...............  29,240   30,437   35,825   40,193   43,282   43,106   37,816   33,503   26,735   19,487
  Two years later..............  29,240   28,337   34,659   37,872   40,865   35,698   36,741   27,656   22,744
  Three years later............  26,000   27,170   29,913   35,354   33,359   33,735   31,108   24,781
  Four years later.............  24,833   23,550   27,193   28,149   30,999   27,004   28,669
  Five years later.............  22,284   20,880   19,486   25,057   25,663   24,951
  Six years later..............  19,914   13,673   16,254   21,499   23,315
  Seven years later............  13,148   11,915   14,125   19,351
  Eight years later............  11,163   10,819   11,968
  Nine years later.............  10,407    8,762
  Ten years later..............  10,407
Cumulative Redundancy
  (deficiency):................  18,833   21,675   24,758   22,012   20,804   20,472   12,222    9,839    3,986      326
Paid (cumulative) as of:
  One year later...............   6,142    1,560    2,361    3,067    2,942    6,703    7,903    8,610    6,663    1,202
  Two years later..............   7,574    3,655    4,582    5,256    8,951   13,928   14,843   13,766    9,651
  Three years later............   8,603    5,022    6,412    8,922   16,047   16,655   19,920   13,888
  Four years later.............   9,554    6,189    7,969   15,601   18,597   20,208   22,302
  Five years later.............   9,818    6,869   12,425   17,564   21,791   22,041
  Six years later..............  10,034    9,723   13,094   19,885   22,550
  Seven years later............  10,761   10,296   13,902   20,180
  Eight years later............  10,787   11,058   13,796
  Nine years later.............  11,357    9,529
  Ten years later..............  11,392
Gross liability -- end of
  year.........................           34,730   40,955   45,235   47,960   48,901   43,115   38,544   29,311   22,586   25,643
Reinsurance recoverable........            4,293    4,229    3,872    3,841    3,478    2,224    3,924    2,581    2,773    8,384
                                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net liability -- end of year...           30,437   36,726   41,363   44,119   45,423   40,891   34,620   26,730   19,813   17,259

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

IRIS RATIOS

     The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 2002, United Coastal and ACSTAR, each had one IRIS ratio designated as an "unusual value". United Coastal's two-year overall operating ratio of 111% exceeded the usual ratio of 100% due to United Coastal's increase in losses and loss adjustment expenses attributable to a large loss of approximately $1,700,000 reported in the current year. ACSTAR's investment yield ratio of 3.8% was below the minimum yield ratio of 4.5% primarily because of ACSTAR's 34% ownership of United Coastal which was not a significant income producer in 2002.

A.M. BEST RATINGS

     A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 2002 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

RISK-BASED CAPITAL

     Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2002 was above the level which might require regulatory action.

TERRORISM RISK INSURANCE ACT OF 2002

     On November 26, 2002, the Terrorism Risk Insurance ACT of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism ACT (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury; with the exception of workers' compensation claim payments, losses arising as a result of a war declared by Congress are not covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program is 7% for 2003, 10% for 2004 and 15% for 2005. In each case, the deductible percentage is applied to the insurer's direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company's 2003 deductible under this federal program is $214,000 for United Coastal and $386,000 for ACSTAR, subject to final rules to be established by the U.S. Treasury.

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

  BACKLOG

     The following table sets forth the Company's backlog of unbilled contract amounts, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 2002 and 2001:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Total Number of Contracts...........................             3                     7
Total unbilled contract amounts.....................      $620,000           $14,000,000
Number of contracts with unbilled amounts in excess
  of $400,000.......................................             1                     5
Aggregate unbilled amount of contracts in excess of
  $400,000..........................................      $430,000           $13,946,000

     The Company estimates that all of the December 31, 2002 backlog will be completed prior to December 31, 2003.

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

  ASBESTOS ABATEMENT OPERATIONS

     Both the Company's insurance and construction contracting operations have involved risks associated with asbestos. The Company has in the past insured, and continues to insure, risks associated with asbestos abatement or containment operations on primarily a claims-made basis. Since harm from exposure to asbestos fibers may not be detectable in humans for as much as thirty years, losses under insurance contracts written on an occurrence basis may not be known for some time.

     The Company's construction contracting operations may involve the removal of asbestos. As asbestos containing materials deteriorate or become disturbed by incidental or intentional contact, asbestos fibers may enter the air and can circulate into the breathing zone of building occupants. Exposure to asbestos is thought by some to be a cause of cancer. In the mid 1970's, the Company became engaged in the removal of asbestos in addition to its other contracting operations. Since that time, it has been engaged in hundreds of contracts involving the removal of asbestos. Claims by employees and non-employees related to asbestos have been made against the Company from time to time and are pending but are doubtful and there can be no assurance that additional claims will not be made in the future. The Company does not believe that any significant exposure exists relating to these claims.

     The Company believes that it is fully covered by workers' compensation insurance with respect to any claims by current and former employees relating to asbestos operations. The Company currently obtains its workers' compensation insurance in those states in which it performs work either from state insurance funds or one of several insurance companies designated in accordance with the Assigned Risk Pool. The amount of workers' compensation insurance maintained varies from state to state but is generally greater than the maximum recovery limits established by law and is not subject to any aggregate policy limits. In the past, the Company has received a number of asbestos-related claims from employees, all of which have been fully covered by its workers' compensation insurance. The Company believes, although no assurances can be given, that workers' compensation insurance is sufficient to cover all future claims will remain available in accordance with applicable state laws.

MARKETING

  INSURANCE AND BONDING

     As an excess and surplus lines carrier, United Coastal Insurance markets its policies through excess and surplus lines brokers only in those states in which it is permitted to write coverage. Currently, United Coastal Insurance is permitted to write excess and surplus lines insurance as an approved non-admitted insurer in forty-six states, the District of Columbia, Puerto Rico and the Virgin Islands.

     ACSTAR Insurance offers payment and performance bonds through carefully selected insurance agents which specialize in the needs of contractors. All underwriting approvals and issuance of policies and bonds are performed directly by the Company's insurance subsidiaries.

     The Company's insurance and bonding products are marketed in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands.

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

     As an approved non-admitted excess and surplus lines insurer, United Coastal Insurance is not subject to the comparatively more extensive state regulations to which ACSTAR Insurance is subject. The regulations and restrictions to which ACSTAR Insurance and United Coastal Insurance are subject include provisions intended to assure the solvency of ACSTAR Insurance and United Coastal Insurance and are primarily for the protection of policyholders and loss claimants rather than for the benefit of investors.

     State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 2002, the Company's insurance subsidiaries had securities with an aggregate fair value of approximately $10.5 million on deposit with various state regulatory authorities.

     The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. During 2002, United Coastal Insurance paid $1,500,000 in dividends which was below the level that requires prior approval by the Arizona Insurance Department. At January 1, 2003, approximately $1,845,000 is available for the payment of dividends by United Coastal Insurance in 2003 without the prior approval of the Arizona Insurance Department.

     Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 2002, ACSTAR paid $3,000,000 in dividends to ACSTAR Holdings which is below the level that requires prior approval by the Illinois Insurance Department. At January 1, 2003, approximately $2,646,000 is available for the payment of dividends by ACSTAR Insurance in 2003 without the prior approval of the Illinois Insurance Department.

INVESTMENTS

     The Company's investment strategy is to maintain a conservative investment policy by acquiring high quality securities, primarily bonds, with fixed effective maturities of less than ten years. The investment portfolio is well diversified and is in compliance with regulatory requirements. The Company's bond portfolio is composed primarily of investments rated AA or better by Standard and Poor's.

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

     The Company historically invested in tax-exempt securities as part of its strategy to maximize after-tax income. As a result of the alternative minimum tax carryforward of approximately $2.4 million at December 31, 2002, the Company has minimized its investment in tax-exempt securities for the foreseeable future. The following table summarizes the fair value investments portfolio at December 31, 2002 and 2001 (dollars in thousands):

                                                               DECEMBER 31,
                                                  ---------------------------------------
                                                         2002                 2001
                                                  ------------------   ------------------
                                                            PERCENT              PERCENT
                                                  AMOUNT    OF TOTAL   AMOUNT    OF TOTAL
                                                  -------   --------   -------   --------
Fixed maturities available for sale(1):
  U.S. government and government Agencies and
     authorities................................  $14,554     20.8%    $21,112     31.3%
  State and political subdivisions..............    7,383     10.6      12,297     18.2
  Industrial and Miscellaneous..................    2,833      4.1       7,615     11.3
  Mortgage-backed securities....................   36,149     51.8      21,187     31.4
                                                  -------    -----     -------    -----
Total fixed maturities available for sale.......   60,919     87.3      62,211     92.2
Equity securities(2)............................    6,697      9.6       4,917      7.3
Short-term investments(3).......................    2,133      3.1         372       .5
                                                  -------    -----     -------    -----
Total investments...............................  $69,749    100.0%    $67,500    100.0%
                                                  =======    =====     =======    =====

---------------

(1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was approximately $59,872,707 at December 31, 2002 and $61,841,000 at December 31, 2001.

(2) Equity securities are carried at fair value. Total cost of equity securities was approximately $6,700,559 at December 31, 2002 and $5,065,000 at December 31, 2001.

(3) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

     The following table sets forth our combined fair value of fixed maturity investment portfolio classified by maturity distribution at December 31, 2002 and 2001 (dollars in thousands):

                                                               DECEMBER 31,
                                                  ---------------------------------------
                                                         2002                 2001
                                                  ------------------   ------------------
                                                            PERCENT              PERCENT
                                                  AMOUNT    OF TOTAL   AMOUNT    OF TOTAL
                                                  -------   --------   -------   --------
Due in(1):
One year or less................................  $ 7,764     12.7%    $16,591     26.7%
After one year through five years...............   17,006     27.9      22,497     36.2
After five years through ten years..............       --       --       1,936      3.1
After ten years.................................       --       --          --       --
Mortgage-backed securities......................   36,149     59.4      21,187     34.0
                                                  -------    -----     -------    -----
                                                  $60,919    100.0%    $62,211    100.0%
                                                  =======    =====     =======    =====

---------------

(1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2002, the Company's investments complied with such laws and regulations.

     Investment results for the years ended December 31, 2002, 2001 and 2000 are shown in the following table (dollars in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Invested assets(1)......................................  $84,358   $83,403   $90,619
Investment income(2)....................................  $ 3,554   $ 4,032   $ 4,571
Average yield...........................................     4.21%     4.83%     5.04%

---------------

(1) Average of the aggregate invested amounts at the beginning of the period and at end of each quarter including cash and cash equivalents.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

     In 2002, the interest rate environment decreased led by reduction in U.S. Treasury rates, reflected in the marginal drop in yield. Invested assets are attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt, repurchase stock and pay claims.

  DERIVATIVES

     See Note 12 of the Company's consolidated financial statements for a discussion of the policies and transactions related to the Company's derivative financial instruments.

  GENERAL BUSINESS FACTORS

     During 2002, 2001 and 2000, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2002 -- four customers provided 31%, 26%, 19% and 18%, in 2001 -- three customers provided 33%, 27%, and 20%, respectively. In 2000 -- three customers provided 33%, 22% and 19%, respectively. One customer accounted for more than 10% of the United Coastal insurance revenues in 2001. However, in the opinion of the Company's management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company.

ENVIRONMENTAL COMPLIANCE

     The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 25 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

                                                             2002            2001
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
COMMON STOCK
  1st Quarter..........................................  19      19      20      19.25
  2nd Quarter..........................................  19      13      25      19
  3rd Quarter..........................................  14.25   10.05   19      19
  4th Quarter..........................................  10.55   10.05   19      19
CLASS A STOCK
  1st Quarter..........................................   9.65    7.55   11.88    7.38
  2nd Quarter..........................................  11.99    9.41    9.98    7.85
  3rd Quarter..........................................  10.20    7.76   11.20    7.15
  4th Quarter..........................................  10.35    8.24    7.88    7.0

     No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 1, 2003, there were 280 Common Stock shareholders of record and 600 Class A Stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                                 2002           2001           2000           1999           1998
                             ------------   ------------   ------------   ------------   ------------
Revenues...................  $ 31,574,097   $ 26,962,807   $ 26,341,755   $ 25,500,249   $ 28,752,273
Total Assets...............   121,964,763    109,463,456    112,216,369    125,855,611    146,126,465
Long-Term Debt.............    21,511,921     24,550,361     27,696,587     30,792,720     37,200,000
Stockholders' Equity.......    40,853,708     37,972,175     37,483,665     36,126,992     37,622,926
Net Earnings...............     3,156,893      1,706,588      2,224,317      3,013,723      2,120,529
Basic Earnings Per Share...          1.33            .70            .80           1.02            .66
Diluted Earnings Per
  Share....................          1.32            .68            .78            .99            .65

Note: No cash dividends were paid during any of the periods above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS:

     Net earnings were $3,156,893 in 2002, $1,706,588 in 2001 and $2,224,317 in
2000. The increase in 2002 net earnings reflects the net effect of life insurance proceeds net of related obligations, due to the death of the Chairman and President of the Company and the related tax benefits offset by an increase to loss reserves due to two large losses reported in current year, additional remediation expenses incurred on a construction project that significantly exceeded the original estimate and lower capital gains. The decrease in 2001 net earnings compared to the 2000 net earnings was due primarily to a decrease in earned premiums and an increase in the loss ratio partially offset by an increase in realized capital gains.

     Revenues were $31,574,097 in 2002, $26,962,807 in 2001 and $26,341,755 in
2000. The increase in 2002 revenues compared to 2001 revenues reflects the net effect of life insurance proceeds, increased contract revenues offset in part by a decrease in investment income and realized capital gains. The increase in 2001 revenues compared to the 2000 revenues is due primarily to an increase in contract revenues and realized gains offset in part by a decrease in earned premiums and net investment income. Earned premiums were $7,571,725 in 2002, $7,581,276 in 2001 and $9,215,904 in 2000. Contract revenues were $16,289,326 in
2002, $14,074,878 in 2001 and $11,790,207 in 2000. The increase in contract revenue reflects the timing of three large projects.

     Investment income was $3,553,565 in 2002, $4,031,793 in 2001 and $4,570,927
in 2000. The decrease in 2002 investment income was primarily related to a decrease in yield on invested assets offset in part by an increase in net invested assets. The decrease in 2001 investment income compared to 2000 investment income was primarily related to a decrease in yield on invested assets and a continued decrease in invested assets as the Company continued to reduce long-term debt. Net realized capital gains (losses) were $25,971 in 2002, $374,301 in 2001 and ($123,125) in 2000.

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

     Other income was $784,607 in 2002, $900,559 in 2001 and $887,842 in 2000.
Other income consists primarily of rental income. The decrease in 2002 other income compared to 2001 reflects a reduction in fees related to funds administration. The increase in 2001 other income compared to 2000 reflects an increase in construction administration fees in 2001 offset by a lease termination fee received from a tenant in 2000.

     Losses and loss adjustment expenses were $4,071,399 in 2002, $1,536,022 in 2001 and $1,506,908 in 2000. The increase in losses and loss adjustment expenses in 2002 is attributable to two large losses reported in current year of $2.2 million and prior year favorable reserve development was significantly lower due to actual loss experience being closer to estimates. The increase in losses and loss adjustment expenses for 2001 are attributable to an increase in surety loss ratio offset in part by a decrease in current year earned premiums.

     Amortization of policy acquisition costs were $1,753,553 in 2002, $2,049,946 in 2001 and $2,375,038 in 2000. The decrease in amortization of policy acquisition costs is primarily attributable to the decrease in commission rates for agents and decrease in earned premium.

     Costs of contract revenues were $18,339,534 in 2002, $13,183,057 in 2001 and $11,006,382 in 2000. The gross profit (loss) margins on construction projects were (12.6)% in 2002, 6.3% in 2001 and 6.6% in 2000. The Company incurred additional remediation expenses on a construction project that significantly exceeded the original estimate and cost overruns on several other projects that are now substantially complete. Gross margins fluctuate each year based upon the profitability of specific projects.

     General and administrative expenses were $4,856,068 in 2002, $4,856,785 in 2001 and $4,997,849 in 2000. The change in general and administrative expenses in 2002 compared to 2001 is due primarily to the decrease in intangible amortization expense offset by an increase in bad debt expense. The decrease in general and administrative expenses in 2001 compared to 2000 is due primarily to a decrease in salary expense offset in part by an increase in depreciation expense.

     Interest expense was $1,928,084 in 2002, $2,723,052 in 2001 and $2,982,824
in 2000. The decrease in interest expense is due to the decrease in long-term debt and the replacement of high interest bearing debt with lower interest bearing debt during 2002.

     Income tax benefit was $2,531,434 in 2002 compared to income tax expense of $907,357 in 2001 and $1,248,437 in 2000, representing effective tax rates of (404.7%), 34.7% and 35.9%, respectively. The fluctuation in the effective tax rate reflects the recognition of net life insurance proceeds during 2002 which are exempt for income tax purposes.

  RESULTS OF OPERATIONS BY SEGMENT

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

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
ACSTAR BONDING:
  Revenue........................................  $5,360,871   $5,487,683   $6,284,212
                                                   ----------   ----------   ----------
  Operating Earnings.............................  $1,217,718   $2,098,548   $2,436,708
                                                   ----------   ----------   ----------

     Revenues for the ACSTAR Bonding segment were $5,360,871 in 2002, $5,487,683 in 2001 and $6,284,212 in 2000. The 2002 decrease in revenue is primarily due to a decrease in investment income and capital gains offset in part by a 5% increase in earned premium. The 2001 decrease in revenue is primarily due to a 24% decrease in earned premiums and partly offset by an increase in investment income and realized gains.

     Net written premiums were $4,326,190 in 2002, $3,498,860 in 2001 and $5,024,005 in 2000. The increase in 2002 net written premiums compared to 2001 reflects the impact of the favorable insurance rate market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards. The decrease in 2001 net written premiums compared to 2000 reflects the impact of ACSTAR's increased reinsurance on a per principal basis which began on May 1, 2000.

     Earned premiums were $4,001,183 in 2002, $3,808,737 in 2001 and $5,032,465 in 2000. The increase in 2002 earned premiums compared to 2001 reflects the 24% increase in 2002 net written premiums compared to 2001. The decrease in 2001 earned premiums compared to 2000 reflects the 30% decrease in 2001 net written premiums compared to 2000 and the impact of the reinsurance treaty on May 1, 2000.

     Investment income was $1,451,169 in 2002, $1,560,080 in 2001 and $1,253,329
in 2001. The 2002 investment income reflects an increase in invested assets offset by a decrease in the effective yield on those invested assets. The increase in 2001 investment income was primarily related to a decrease in investment expenses. Net realized capital gains (losses) were $5,737 in 2002, $191,670 in 2001 and ($5,622) in 2000.

     Operating earnings for the ACSTAR Bonding segment were $1,217,718 in 2002, $2,098,548 in 2001 and $2,436,708 in 2000. The decrease in 2002 operating earnings reflect the addition of $500,000, net of recoveries, to loss reserves for a large loss reported in current year and a decrease in investment income and realized capital gains in 2002. The decrease in operating earnings in 2001 is primarily related to lower earned premium and higher loss ratios partially offset by higher net investment income and capital gains.

     Losses and loss adjustment expenses were $1,300,237 in 2002, $404,260 in 2001 and $251,876 in 2000. The increase in losses and loss adjustment expenses for 2002 reflects a large loss of approximately $500,000 reported in current year and significantly lower net favorable development in prior year. Prior year development benefited primarily from a salvage recovery of $1,677,851 which was partially offset by adverse development. The increase in 2001 losses and loss adjustment expenses compared to 2000 reflects an increase in the loss and loss adjustment expense ratio, offset in part by a decrease in 2001 earned premiums and the release of net favorable development in surety loss reserves relating to older years. Amortization of policy acquisition costs were $1,564,398 in 2002, $1,601,377 in 2001 and $2,001,561 in 2000. The decrease in amortization of policy acquisition costs in 2002 is primarily attributable to a decrease in the average commissions paid to agents offset in part by the increase in 2002 earned premiums. The decrease in amortization of policy acquisition costs in 2001 is primarily attributable to the decrease in 2001 earned premiums.

     General and administrative expenses were $1,278,518 in 2002, $1,383,498 in 2001 and $1,594,067 in 2000. The decrease in general and administrative expenses is due primarily to no further amortization expense related to intangibles and a one-time rent recovery from an affiliate. The decrease in general and administrative expenses in 2001 is primarily due to reduced funds control expenses in 2001 compared to 2000.

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
UNITED COASTAL LIABILITY INSURANCE:
  Revenues.......................................  $5,458,373   $6,363,392   $7,080,714
                                                   ----------   ----------   ----------
  Operating Earnings.............................  $  677,349   $2,810,000   $3,549,472
                                                   ----------   ----------   ----------

     Revenues for the United Coastal Liability Insurance segment were $5,458,373 in 2002, $6,363,392 in 2001 and $7,080,714 in 2000. The 2002 decrease in revenue reflects a 5% decrease in earned premiums and a 23% decrease in investment income compared to 2001. The 2001 decrease in revenue reflects a 10% decrease in earned premiums and a 21% decrease in investment income compared to 2000. The decrease in revenues over the past two years reflects the Company's strategy to selectively underwrite during uncertain economic times and a reduction in invested assets to pay dividends to the parent to reduce corporate debt.

     Net written premiums were $3,659,805 in 2002, $3,133,460 in 2001 and $3,887,000 in 2000. The increase in 2002 net written premiums compared to 2001 reflects the impact of the favorable insurance rate market. United Coastal has experienced a significant increase in business opportunities over the past twelve months that meet United Coastal's underwriting standards. The decrease in 2001 net written premiums compared to 2000 reflects the Company's strategy toward the unfavorable pricing in the casualty insurance market.

     Earned premiums were $3,570,542 in 2002, $3,772,539 in 2001 and $4,183,439 in 2000. The decrease in 2002 earned premiums compared to 2001 reflects the change and timing of premiums written in 2002. The decrease in 2001 earned premiums compared to 2000 reflects the 19% decrease in 2001 net written premiums compared to 2000.

     Investment income was $1,845,179 in 2002, $2,385,377 in 2001 and $3,001,161
in 2000. The decrease in investment income was primarily related to a decrease in the effective yield on invested assets and a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt. Net realized capital gains (losses) were $20,234 in 2002, $182,631 in 2001 and ($117,503) in 2000.

     Operating earnings for the United Coastal Liability Insurance segment were $677,349 in 2002, $2,810,000 in 2001 and $3,549,472 in 2000. The decrease in
2002 operating earnings compared to 2001 is due primarily to a decrease in earned premiums and investment income, as well as the addition of $1,700,000 to loss reserves for a large loss reported in the current year. The decrease in 2001 operating earnings compared to 2000 is due primarily to a decrease in earned premiums and investment income.

     Losses and loss adjustment expenses were $2,771,162 in 2002, $1,131,762 in 2001 and $1,255,032 in 2000. The increase in losses and loss adjustment expenses for 2002 compared to 2001 is attributable to a large loss of approximately $1,700,000 reported in current year. The decrease in losses and loss adjustment expenses for 2001 compared to 2000 is attributable to the decrease in earned premiums.

     Amortization of policy acquisition costs were $951,023 in 2002, $1,286,409 in 2001 and $1,303,916 in 2000. The decrease in amortization of policy acquisition costs for 2002 compared to 2001 is primarily attributable to the decrease in earned premiums and the significant reduction in ceded premiums. The decrease in amortization of policy acquisition costs for 2001 compared to 2000 is primarily attributable to the decrease in earned premiums.

     General and administrative expenses were $1,058,839 in 2002, $1,135,221 in 2001 and $972,294 in 2000. The decrease in 2002 general and administrative expenses compared to 2001 is due primarily to a reduction in rent expense from a one-time rent recovery from an affiliate. The increase in 2001 general and administrative expenses compared to 2000 is due primarily to an increase in expenses related to the Company's tri-annual statutory audit in 2001.

                                                   2002          2001          2000
                                                -----------   -----------   -----------
ACMAT CONTRACTING:
  Revenues....................................  $19,658,401   $17,540,369   $15,898,910
                                                -----------   -----------   -----------
  Operating Earnings (Loss)...................  $(2,690,427)  $   912,376   $ 1,111,731
                                                -----------   -----------   -----------

     Revenues for the ACMAT Contracting segment were $19,658,401 in 2002, $17,540,369 in 2001 and $15,898,910 in 2000. The 2002 increase in revenue reflects a 16% increase in contract revenues compared to 2001 due to the timing of three large projects in 2002. The 2001 increase in revenue reflects a 19% increase in contract revenues compared to 2000. Contract revenue depends greatly on the successful securement of contracts bid and execution. The Company is substantially complete with its current projects and its current backlog relates to primarily one profitable project. The backlog at December 31, 2002 was $430,000 compared to $13,946,000 at December 31, 2001. The significant decrease in backlog reflects the significant number of contractors competing for a limited number of projects available in our market place.

     Operating losses for the ACMAT Contracting segment were $2,690,427 in 2002 compared to operating earnings of $912,376 in 2001 and $1,111,731 in 2000. The 2002 operating loss is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate and cost overruns on several other projects. The decrease in 2001 operating earnings compared to 2000 operating earnings is due primarily to a decrease in funds control income and lower gross profit on contracts in 2001

     Cost of contract revenues were $18,339,534 in 2002, $13,183,057 in 2001 and $11,006,382 in 2000. The gross profit (loss) margin on construction projects was (12.6%) in 2002, 6.3% in 2001 and 6.6% in 2000. Gross margin fluctuations each year based upon the profitability of specific projects. The gross loss in 2002 reflects significant cost overruns on several projects that are now substantially complete.

     General and administrative expenses were $4,008,294 in 2002, $3,444,936 in 2001 and $3,780,797 in 2000. The increase in general and administrative expenses in 2002 compared to 2001 is due primarily to an increase in bad debt expense and a one-time return of rental income to affiliates collected on their behalf offset in part by a decrease in salary expense in 2002. The decrease in general and administrative expenses in 2001 compared to 2000 is due primarily to the decrease in amortization of intangibles.

CRITICAL ACCOUNTING POLICIES:

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

     Management believes that the reserves for losses and loss adjustment expenses at December 31, 2002 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

     The combined ratio is one means of measuring the underwriting experience of a property and casualty insurer. The combined ratio, consisting of the ratio of losses and loss adjustment expenses to premiums earned (the "loss ratio") plus the ratio of underwriting expenses to premiums written (the "expense ratio") reflects relative underwriting profit or loss. The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 53.8%, 20.3% and 16.4% for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in losses and loss adjustment expenses is attributable to two large losses reported in current year of $2.2 million. In addition, prior year favorable development is significantly lower due to actual loss experience being closer to estimates. The Company's insurance subsidiaries' expense ratios under GAAP were 64.1%, 69.3% and 58.9% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in the 2002 expense ratio results primarily from the decrease in commissions paid and one-time rental income recovered from an affiliate. The increase in the 2001 expense ratios compared to 2000 is due to the decline in premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 117.9%, 89.6% and 75.3% for the years ended December 31, 2002, 2001 and 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

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

     The Company realized cash flow from operations in the amount of $11,615,814 in 2002 and $1,465,272 in 2001, compared to cash flow used from other sources to support operations of $8,190,436 in 2000. The cash flow from operations is due primarily to the increase of cash collateral. Substantially all of the Company's cash flow is used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

     Net cash used for investing activities was $1,918,242 in 2002 compared to net cash provided by investing activities was of $8,821,721 in 2001 and $14,008,674 in 2000.

     The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company is in compliance with all of these covenants at December 31, 2002.

     The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 2002.

     During 2002, the Company purchased, in the open market and privately negotiated transactions, 78,114 shares of its Class A Stock at an average price of $8.88. During 2002, the Company also purchased 4,234 shares of its Common Stock at an average price of $19.01.

     The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 2002 ACMAT received $3,990,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department.

     For 2003, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $4,491,000.

     In 2003, the Company anticipates that internally generated funds will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be $2,405,388 in 2003.

REGULATORY ENVIRONMENT

     Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2002 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     Contractual obligations at December 31, 2002 include the following:

                                                LESS THAN 1                                  AFTER 5
PAYMENT DUE BY PERIOD                TOTAL         YEAR       1 TO 3 YEARS   4 TO 5 YEARS     YEARS
---------------------             -----------   -----------   ------------   ------------   ----------
Long-Term Debt (principal)......  $21,511,921   $2,405,388     $5,223,604     $5,217,451    $8,665,478

     The Company also has cash collateral of $25,991,045 at December 31, 2002 which it would be required to return at the end of expiration of applicable bond period subject to any claims.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK:

MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2002. The Company's market risk sensitive instruments are entered into for purposes other than trading.

     The carrying value of the Company's investment portfolio as of December 31, 2002 was $69,749,407, 87% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

     For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 2002. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

     For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2002.

     The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $1.4 million based on a 100 basis point increase in interest rates as of December 31, 2002, which is not considered material. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 57% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would partially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

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

                       ACMAT CORPORATION AND SUBSIDIARIES

     The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

        Independent Auditors' Report

        Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements -- December 31, 2002, 2001 and 2000

        Consolidated Schedules included in Part II of this Report -- Years ended December 31, 2002, 2001 and 2000

           I  -- Condensed Financial Information of Registrant (Parent Company
           Only)

           II -- Valuation and Qualifying Accounts and Reserves

           V -- Supplemental Information Concerning Property-Casualty Insurance Operations

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

                                          /s/ KPMG LLP

Hartford, Connecticut
March 14, 2003

                       ACMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Contract revenues.....................................  $16,289,326   $14,074,878   $11,790,207
Earned premiums.......................................    7,571,725     7,581,276     9,215,904
Investment income, net................................    3,553,565     4,031,793     4,570,927
Net realized capital gains (losses)...................       25,971       374,301      (123,125)
Life insurance proceeds, net..........................    3,348,903            --            --
Other income..........................................      784,607       900,559       887,842
                                                        -----------   -----------   -----------
                                                         31,574,097    26,962,807    26,341,755
Cost of contract revenues.............................   18,339,534    13,183,057    11,006,382
Losses and loss adjustment expenses...................    4,071,399     1,536,022     1,506,908
Amortization of policy acquisition costs..............    1,753,553     2,049,946     2,375,038
General and administrative expenses...................    4,856,068     4,856,785     4,997,849
Interest expense......................................    1,928,084     2,723,052     2,982,824
                                                        -----------   -----------   -----------
                                                         30,948,638    24,348,862    22,869,001
                                                        -----------   -----------   -----------
Earnings before income taxes..........................      625,459     2,613,945     3,472,754
Income taxes (benefits)...............................   (2,531,434)      907,357     1,248,437
                                                        -----------   -----------   -----------
Net earnings..........................................  $ 3,156,893   $ 1,706,588   $ 2,224,317
                                                        ===========   ===========   ===========
Basic earnings per share..............................  $      1.33   $       .70   $       .80
                                                        -----------   -----------   -----------
Diluted earnings per share............................  $      1.32   $       .68   $       .78
                                                        -----------   -----------   -----------

                See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Investments:
  Fixed maturities -- available for sale at fair value (Cost
     of $59,872,707 in 2002 and $61,841,391 in 2001)........  $ 60,919,291   $ 62,210,923
  Equity securities -- available for sale at fair value
     (Cost of $6,700,559 in 2002 and $5,065,262 in 2001)....     6,697,150      4,916,900
  Short-term investments, at cost which approximates fair
     value..................................................     2,132,966        371,744
                                                              ------------   ------------
     Total Investments......................................    69,749,407     67,499,567
Cash and cash equivalents...................................    18,724,560     12,784,806
Accrued interest receivable.................................       452,724        750,078
Receivables, net of allowance for doubtful accounts of
  $345,143 in 2002 and $82,355 in 2001......................     2,580,046      4,839,559
Reinsurance recoverable.....................................     8,383,894      2,772,668
Prepaid expenses............................................       161,712        125,731
Income tax receivable.......................................       308,459             --
Deferred income taxes.......................................     2,639,582        450,303
Property and equipment, net.................................    11,723,140     12,273,656
Deferred policy acquisition costs...........................     1,270,669      1,165,556
Other assets................................................     4,050,210      4,881,172
Intangibles, net............................................     1,920,360      1,920,360
                                                              ------------   ------------
                                                              $121,964,763   $109,463,456
                                                              ============   ============
                           LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable............................................  $  2,260,950   $  3,480,204
Reserves for losses and loss adjustment expenses............    25,642,865     22,585,626
Unearned premiums...........................................     4,660,194      4,155,197
Collateral held.............................................    25,991,045     15,948,636
Income taxes................................................            --         13,592
Other accrued liabilities...................................     1,044,080        757,665
Long-term debt..............................................    21,511,921     24,550,361
                                                              ------------   ------------
     Total Liabilities......................................    81,111,055     71,491,281
Commitments and contingencies
Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized;
     553,355 and 557,589 shares issued and outstanding).....       553,355        557,589
  Class A Stock (No par value; 10,000,000 shares authorized;
     1,756,405 and 1,827,019 shares issued and
     outstanding)...........................................     1,756,405      1,827,019
  Retained earnings.........................................    37,972,590     35,460,226
  Accumulated other comprehensive income....................       571,358        127,341
                                                              ------------   ------------
     Total Stockholders' Equity.............................    40,853,708     37,972,175
                                                              ------------   ------------
                                                              $121,964,763   $109,463,456
                                                              ============   ============

                See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 2002, 2001 AND 2000

                                                                                        ACCUMULATED
                                    COMMON      CLASS A     ADDITIONAL                     OTHER           TOTAL
                                   STOCK PAR   STOCK PAR     PAID-IN      RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                     VALUE       VALUE       CAPITAL      EARNINGS     INCOME (LOSS)      EQUITY
                                   ---------   ----------   ----------   -----------   -------------   -------------
Balance as of December 31,
  1999...........................  $584,828    $2,304,587    $     --    $35,151,966    $(1,914,389)    $36,126,992
Comprehensive income:
  Net unrealized appreciation of
    debt and equity securities,
    net of reclassification
    adjustment...................        --            --          --             --      1,456,906       1,456,906
  Net earnings...................        --            --          --      2,224,317             --       2,224,317
                                                                                                        -----------
Total comprehensive income.......                                                                         3,681,223
Acquisition and retirement of
  27,239 shares of Common
  Stock..........................   (27,239)           --     (38,025)      (454,566)            --        (519,830)
Acquisition and retirement of
  253,833 shares of Class A
  Stock..........................        --      (253,833)         --     (1,595,412)            --      (1,849,245)
Issuance of 6,500 shares of Class
  A Stock pursuant to stock
  options........................        --         6,500      38,025             --             --          44,525
                                   --------    ----------    --------    -----------    -----------     -----------
Balance as of December 31,
  2000...........................  $557,589    $2,057,254    $     --    $35,326,305    $  (457,483)    $37,483,665
Comprehensive income:
  Net unrealized appreciation of
    debt and equity securities,
    net of reclassification
    adjustment...................        --            --          --             --        584,824         584,824
  Net earnings...................        --            --          --      1,706,588             --       1,706,588
                                                                                                        -----------
Total comprehensive income.......                                                                         2,291,412
Acquisition and retirement of
  234,235 shares of Class A
  Stock..........................        --      (234,235)    (20,000)    (1,572,667)            --      (1,826,902)
Issuance of 4,000 shares of Class
  A Stock pursuant to stock
  options........................        --         4,000      20,000             --             --          24,000
                                   --------    ----------    --------    -----------    -----------     -----------
Balance as of December 31,
  2001...........................  $557,589    $1,827,019    $     --    $35,460,226    $   127,341     $37,972,175
Comprehensive income:
    Net unrealized appreciation
      of debt and equity
      securities, net of
      reclassification
      adjustment.................        --            --          --             --        561,159         561,159
  Net unrealized loss on
    derivatives qualifying as
    hedges.......................        --            --          --             --       (117,142)       (117,142)
  Net earnings...................        --            --          --      3,156,893             --       3,156,893
                                                                                                        -----------
Total comprehensive income.......                                                                         3,600,910
  Acquisition and retirement of
    4,234 shares of Common
    Stock........................    (4,234)           --          --        (76,255)            --         (80,489)
  Acquisition and retirement of
    78,114 shares of Class A
    Stock........................        --       (78,114)         --       (615,149)            --        (693,263)
  Issuance of 7,500 shares of
    Class A Stock pursuant to
    stock options................        --         7,500          --         46,875             --          54,375
                                   --------    ----------    --------    -----------    -----------     -----------
Balance as of December 31,
  2002...........................  $553,355    $1,756,405    $     --    $37,972,590    $   571,358     $40,853,708
                                   ========    ==========    ========    ===========    ===========     ===========

                See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002           2001          2000
                                                           ------------   ------------   -----------
Cash Flows From Operating Activities:
  Net earnings...........................................  $  3,156,893   $  1,706,588   $ 2,224,317
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
    Depreciation and amortization........................     1,066,891      1,535,057     1,547,144
    Net realized capital (gains) losses..................       (25,971)      (374,301)      123,125
    Deferred income taxes................................       418,865        383,562       726,459
  Changes In:
    Accrued interest receivable..........................       297,354        283,333       290,945
    Receivables, net.....................................     2,259,513       (699,196)   (1,316,982)
    Reinsurance recoverable..............................    (5,611,226)      (192,280)    1,343,676
    Deferred policy acquisition costs....................      (105,113)       273,191      (114,967)
    Prepaid expenses and other assets....................       794,981     (1,261,646)   (1,293,362)
    Accounts payable and other liabilities...............    (1,110,327)       651,095       412,388
    Collateral held......................................    10,042,409      7,275,258    (3,281,176)
    Reserves for losses and loss adjustment expenses.....     3,057,239     (6,724,980)   (9,233,885)
    Income taxes.........................................    (3,130,691)      (102,829)      201,573
    Unearned premiums....................................       504,997     (1,287,580)      180,309
                                                           ------------   ------------   -----------
       Net cash provided by (used for) operating
         activities......................................    11,615,814      1,465,272    (8,190,436)
                                                           ------------   ------------   -----------
Cash Flows From Investing Activities:
  Proceeds from investments sold or matured:
       Fixed maturities -- sold..........................    19,898,298     25,677,741    16,465,522
       Fixed maturities -- matured.......................    12,035,000     28,261,000    13,431,000
       Equity securities.................................     2,145,444      3,568,173       325,000
       Mortgages.........................................            --        289,625            --
       Short-term investments............................     8,727,021     23,704,426    21,932,313
  Purchases Of:
       Fixed maturities..................................   (30,250,075)   (45,430,756)  (11,821,523)
       Equity securities.................................    (3,760,297)    (6,000,000)     (821,250)
       Mortgages.........................................            --             --      (289,625)
       Short-term investments............................   (10,488,243)   (20,827,105)  (24,662,821)
  Capital expenditures...................................      (225,390)      (421,383)     (549,942)
                                                           ------------   ------------   -----------
       Net cash provided by (used for) investing
         activities......................................    (1,918,242)     8,821,721    14,008,674
                                                           ------------   ------------   -----------
Cash Flows From Financing Activities:
  Repayments on long-term debt...........................   (13,038,440)    (8,146,226)   (3,096,133)
  Issuance of long-term debt.............................    10,000,000      5,000,000            --
  Issuance of Class A Stock..............................        54,375         24,000        39,000
  Payments for acquisition and retirement of stock.......      (773,753)    (1,826,902)   (2,369,075)
                                                           ------------   ------------   -----------
       Net cash used for financing activities............    (3,757,818)    (4,949,128)   (5,426,208)
                                                           ------------   ------------   -----------
Net change in cash and cash equivalents..................     5,939,754      5,337,865       392,030
Cash and cash equivalents, beginning of year.............    12,784,806      7,446,941     7,054,911
                                                           ------------   ------------   -----------
Cash and cash equivalents, end of year...................  $ 18,724,560   $ 12,784,806   $ 7,446,941
                                                           ============   ============   ===========

                See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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

     The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal provides specialty general, environmental and professional liability insurance primarily to general contractors, specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals. United Coastal also offers products liability policies to manufacturers. In addition, the company offers professional liability coverage to architects, consultants and engineers.

     The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for general building, specialty trade, environmental contractors and others. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

     During 2002, 2001 and 2000, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2002 -- four customers provided 31%, 26%, 19% and 18%, in 2001 -- three customers provided 33%, 27%, and 20%, respectively. In 2000 -- three customers provided 33%, 22% and 19%, respectively. One customer accounted for more than 10% of the United Coastal insurance revenues in 2001.

  (C) INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities reflect investment in common stock, non-redeemable preferred stock and mutual funds.

     Investments are classified as "available for sale" and are reported at fair value, with unrealized gains or losses charged or credited directly to stockholders' equity.

                       ACMAT CORPORATION AND SUBSIDIARIES

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

  (F) INTANGIBLES

     Intangible assets relate to insurance operating licenses and are deemed to have an indefinite useful life. The Company has performed the transitional impairment tests using the fair value approach. Based on these tests, the Company did not impair any intangible assets.

     Prior to adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) on January 1, 2002, intangibles were stated at amortized cost and amortized using the straight-line method. Intangibles include insurance operating licenses and goodwill, which represents the excess of cost over the fair market value of net assets acquired. These intangible assets were amortized over periods ranging from 15 to 25 years.

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

     Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment

                       ACMAT CORPORATION AND SUBSIDIARIES
expenses are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses incurred, including losses incurred but not reported.

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

     Effective November 1, 2002, the Company cedes 80% of its exposure in excess of $1,000,000 up to $5,000,000 on a per principal/insured basis. Prior to October 31, 2002, reinsurance was applicable on a per principal/insured basis for 100% of the losses in excess of $1,000,000 up to $8,000,000. From May 1, 2000 to April 30, 2002, the Company also reinsured surety losses on a per principal basis for losses in excess of $8,000,000 up to $13,000,000.

     Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $690,902 and $600,174 at December 31, 2002 and 2001, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                                  PREMIUMS WRITTEN                           PREMIUMS EARNED
                       ---------------------------------------   ---------------------------------------
                          2002          2001          2000          2002          2001          2000
                       -----------   -----------   -----------   -----------   -----------   -----------
Direct...............  $ 9,104,072   $ 8,350,916   $10,453,335   $ 8,576,573   $ 9,639,764   $10,247,698
Assumed..............        1,387        47,491        12,743        26,965        32,795        40,897
Ceded................   (1,119,464)   (1,766,087)   (1,555,074)   (1,031,813)   (2,091,283)   (1,072,691)
                       -----------   -----------   -----------   -----------   -----------   -----------
  Totals.............  $ 7,985,995   $ 6,632,320   $ 8,911,004   $ 7,571,725   $ 7,581,276   $ 9,215,904
                       ===========   ===========   ===========   ===========   ===========   ===========

     Ceded incurred losses and loss adjustment expenses totaled $6,549,843, $148,557 and $4,301,295 for the years ended December 31, 2002, 2001 and 2000, respectively.

  (J) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate swaps as a means of hedging exposure to interest rate on its long-term debt. The Company does not hold or issue derivative instruments for trading purposes. The Company follows FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity

                       ACMAT CORPORATION AND SUBSIDIARIES
recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting, if any, would be marked to market with the changes in fair value reflected in the consolidated statement of earnings.

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

  (N) COMPREHENSIVE INCOME

     The following table summarizes reclassification adjustments for other comprehensive income and the related tax effects for the years ended December 31, 2002, 2001 and 2000:

                                                        2002       2001        2000
                                                      --------   --------   ----------
Unrealized gains on investments:
Unrealized holding gain arising during period, net
  of income tax expense.............................  $578,300   $831,863   $1,373,644
Less reclassification adjustment for gains included
  in net earnings, net of income tax expense
  (benefit) of $17,141, $127,262 and ($41,863) for
  2002, 2001 and 2000, respectively.................    17,141    247,039      (81,262)
                                                      --------   --------   ----------
Other comprehensive income..........................  $561,159   $584,824   $1,456,906
                                                      ========   ========   ==========

                       ACMAT CORPORATION AND SUBSIDIARIES

  (O) ACCOUNTING CHANGES

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives.

     Upon adoption of FAS No. 142, on January 1, 2002 the Company evaluated its existing intangible asset that was acquired in a purchase business combination to make any necessary reclassifications in order to conform with the new classification criteria in FAS No. 141 for recognition separate from goodwill. The Company reassessed the useful lives and residual values of all intangible assets acquired. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     As of January 1, 2002, the Company had an unamortized asset in the amount of $1,920,360 which was subject to the transition provisions of FAS No. 142. The Company stopped amortizing intangibles on January 1, 2002. Net earnings and earnings per share adjusted to exclude intangible amortization for the year ended December 31, 2001 and 2000 are as follows:

                                                                 2001         2000
                                                              ----------   ----------
Net earnings................................................  $1,706,588   $2,224,317
Intangible amortization.....................................     321,707      326,652
                                                              ----------   ----------
Adjusted net earnings.......................................  $2,028,295   $2,550,969
                                                              ==========   ==========
Basic earnings per share:
  Reported earnings per share...............................  $      .70   $      .80
  Intangible amortization...................................         .13          .12
                                                              ----------   ----------
  Adjusted basic earnings per share.........................  $      .83   $      .92
                                                              ==========   ==========
Diluted earnings per share:
  Reported earnings per share...............................  $      .68   $      .78
  Intangible amortization...................................         .13          .12
                                                              ----------   ----------
  Adjusted diluted earnings per share.......................  $      .81   $      .90
                                                              ==========   ==========

     In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based on these tests, the Company did not impair any intangible asset.

  Accounting for Stock-Based Compensation-Disclosure

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), an amendment to FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). It amends the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net earnings in the

                       ACMAT CORPORATION AND SUBSIDIARIES

Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end reporting.

  (P) STOCK-BASED COMPENSATION

     The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations.

     The stock options were awarded at an exercise price equal to the market value of the underlying common stock on the date of the grant. Accordingly, there has been no employee compensation cost recognized in earnings for the stock options.

     FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. The following tables illustrate the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of FAS 123 to its stock option program. See Note 15 for a description of the method and fair value assumptions used in estimating the fair value of options.

     The pro forma fair value of stock-based compensation in the Company's Class A Shares for the year ended December 31, 2002, 2001 and 2000 is as follows:

                                                       2002         2001        2000
                                                    ----------   ----------   ---------
Net earnings as reported..........................  $3,156,893    1,706,588   2,224,317
Add: Stock-based employee compensation expense
  included in reported net earnings, net of
  related tax effects.............................          --           --          --
Deduct: Stock-based compensation expense
  determined under fair value based method, net of
  related tax effects.............................    (221,207)    (134,915)    (12,265)
                                                    ----------   ----------   ---------
Net earnings, pro forma...........................  $2,935,686   $1,571,673   2,212,052
                                                    ==========   ==========   =========
Earnings per share
  Basic and diluted -- as reported................  $1.33/1.32      .70/.68     .80/.78
  Basic and diluted -- pro forma..................  $1.24/1.22      .64/.63     .79/.78

  (Q) ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company does not expect any impact of this new standard which will take effect on January 1, 2003.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be

                       ACMAT CORPORATION AND SUBSIDIARIES
adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

  (R) LIFE INSURANCE PROCEEDS, NET

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

     The Company was the owner and beneficiary of several key-man life insurance policies totaling approximately $11.9 million. After consideration of the cash-surrender value of the policies, the Company reported a gross gain of approximately $8.8 million in 2002. In connection with the passing of Henry W. Nozko, Sr., the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5.5 million. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

(2) INVESTMENTS

     INVESTMENTS AT DECEMBER 31, 2002 AND 2001 FOLLOWS:

                                                              AMORTIZED     ESTIMATED
                                                                COST       FAIR VALUE
                                                             -----------   -----------
2002
Fixed maturities -- available for sale:
Bonds:
  States, municipalities and political subdivisions........  $ 7,111,710   $ 7,382,742
  United States government and government agencies.........   14,077,949    14,554,348
  Mortgage-backed securities...............................   35,883,048    36,149,429
  Industrial and miscellaneous.............................    2,800,000     2,832,772
                                                             -----------   -----------
     Total fixed maturities................................   59,872,707    60,919,291
Equity securities -- common stocks:
  Banks, trusts and insurance..............................      265,559       232,100
Equity securities -- redeemable preferred stocks:
  Banks, trusts and insurance..............................    2,060,000     2,051,800
  Industrial and miscellaneous.............................    4,375,000     4,413,250
                                                             -----------   -----------
     Total equity securities...............................    6,700,559     6,697,150
Short-term investments.....................................    2,132,966     2,132,966
                                                             -----------   -----------
     Total investments.....................................  $68,706,232   $69,749,407
                                                             ===========   ===========

                       ACMAT CORPORATION AND SUBSIDIARIES

                                                              AMORTIZED     ESTIMATED
                                                                COST       FAIR VALUE
                                                             -----------   -----------
2001
Fixed maturities -- available for sale:
Bonds:
  States, municipalities and political subdivisions........  $12,182,673   $12,296,763
  United States government and government agencies.........   20,948,080    21,111,908
  Mortgage-backed securities...............................   21,104,060    21,187,365
  Industrial and miscellaneous.............................    7,606,578     7,614,887
                                                             -----------   -----------
     Total fixed maturities................................   61,841,391    62,210,923
Equity securities -- common stocks:
  Banks, trusts and insurance..............................        5,262        18,100
Equity securities -- redeemable preferred stocks:
  Banks, trusts and insurance..............................    1,560,000     1,481,000
  Industrial and miscellaneous.............................    3,500,000     3,417,800
                                                             -----------   -----------
     Total equity securities...............................    5,065,262     4,916,900
Short-term investments.....................................      371,744       371,744
                                                             -----------   -----------
     Total investments.....................................  $67,278,397   $67,499,567
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

     On December 31, 2002, the Company's insurance subsidiaries had securities with an aggregate book value of approximately $10.5 million on deposit with various state regulatory authorities.

     The amortized cost and fair value of fixed maturities at December 31, 2002 and 2001, by effective maturity, follows:

                                             2002                        2001
                                   -------------------------   -------------------------
                                    AMORTIZED                   AMORTIZED
                                      COST       FAIR VALUE       COST       FAIR VALUE
                                   -----------   -----------   -----------   -----------
Due in one year or less..........  $ 7,715,913   $ 7,763,564   $16,493,855   $16,590,432
Due after one year through five
  years..........................   16,273,746    17,006,298    22,253,214    22,496,866
Due after five years through ten
  years..........................           --            --     1,990,262     1,936,260
Due after ten years..............           --            --            --            --
Mortgage-backed securities.......   35,883,048    36,149,429    21,104,060    21,187,365
                                   -----------   -----------   -----------   -----------
  Total..........................  $59,872,707   $60,919,291   $61,841,391   $62,210,923
                                   ===========   ===========   ===========   ===========

     The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

     The Company makes investments in collateralized mortgage obligations
(CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which offer the

                       ACMAT CORPORATION AND SUBSIDIARIES
most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. This drives the investment process to generally favor prepayment protected CMO tranches including planned amortization classes and last cash flow tranches. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

     At December 31, 2002 and 2001, the Company held CMOs classified as available for sale with a fair value of $33,057,515 and $17,012,201, respectively. Approximately 47% and 86% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2002 and 2001, respectively. In addition, the Company held $3,091,914 and $4,175,164 of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2002 and 2001, respectively. Virtually all of these securities are rated AAA or implied AAA.

     A summary of gross unrealized gains and losses at December 31, 2002 and 2001 follows:

                                                  2002                    2001
                                         ----------------------   --------------------
                                           GAINS       LOSSES      GAINS      LOSSES
                                         ----------   ---------   --------   ---------
States, municipalities and Political
  subdivisions.........................  $  271,032   $      --   $116,027   $  (1,937)
United States government and Government
  agencies.............................     476,399          --    261,299     (97,471)
Industrial and miscellaneous...........      32,772          --     32,518      (3,255)
Mortgage-backed securities.............     403,739    (137,358)   158,973     (96,622)
                                         ----------   ---------   --------   ---------
     Total.............................   1,183,942    (137,358)   568,817    (199,285)
Equity securities......................     152,491    (155,900)    33,838    (182,200)
                                         ----------   ---------   --------   ---------
Total..................................  $1,336,433   $(293,258)  $602,655   $(381,485)
                                         ==========   =========   ========   =========

(3) INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

     A summary of net investment income for the years ended December 31, 2002, 2001 and 2000 follows:

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Tax-exempt interest..............................  $  359,888   $  851,666   $1,268,898
Taxable interest.................................   2,885,223    3,050,142    3,279,902
Dividends on equity securities...................     319,825      156,067      112,639
Investment expenses..............................     (11,371)     (26,082)     (90,512)
                                                   ----------   ----------   ----------
  Net investment income..........................  $3,553,565   $4,031,793   $4,570,927
                                                   ==========   ==========   ==========

     Realized capital gains (losses) for the years ended December 31, 2002, 2001 and 2000 follows:

                                                        2002       2001       2000
                                                       -------   --------   ---------
Fixed maturities.....................................  $20,511   $302,378   $(123,125)
Equity securities....................................    5,460     71,923          --
                                                       -------   --------   ---------
  Net realized capital gains (losses)................  $25,971   $374,301   $(123,125)
                                                       =======   ========   =========

     Gross gains of $36,482, $314,351 and $14,162 and gross losses of $15,971, $11,973 and $137,287 were realized on fixed maturity sales for the years ended December 31, 2002, 2001 and 2000, respectively. Gross gains of $11,490 and $71,923 were realized on the sale of equity securities for the years ended December 31, 2002 and 2001, respectively, and gross losses of $6,030 were realized on equity security sales for the year ended

                       ACMAT CORPORATION AND SUBSIDIARIES

December 31, 2002. There were no gross gains or losses realized on equity security sales for the year ended December 31, 2000.

(4) RECEIVABLES

     A summary of receivables at December 31, 2002 and 2001 follows:

                                                                 2002         2001
                                                              ----------   ----------
Insurance premiums due from agents..........................  $  728,468   $  863,260
Receivables under construction contracts:
  Amounts billed............................................     970,478    1,927,100
  Recoverable costs in excess of billings on uncompleted
     contracts..............................................     212,776      846,037
  Billings in excess of costs on uncompleted contracts......    (385,577)     (74,430)
  Retainage, due on completion of contracts.................   1,365,122    1,198,486
                                                              ----------   ----------
     Total receivables under construction contracts.........   2,162,799    3,897,193
Other.......................................................      33,922      161,461
                                                              ----------   ----------
     Total receivables......................................   2,925,189    4,921,914
Less allowances for doubtful accounts.......................    (345,143)     (82,355)
                                                              ----------   ----------
     Total receivables, net.................................  $2,580,046   $4,839,559
                                                              ==========   ==========

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 2003.

     Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(5) PROPERTY AND EQUIPMENT

     A summary of property and equipment at December 31, 2002 and 2001 follows:

                                                                2002          2001
                                                             -----------   -----------
Building...................................................  $15,285,930   $15,268,423
Land.......................................................      800,000       800,000
Equipment and vehicles.....................................    1,402,061     1,279,360
Furniture and fixtures.....................................      864,039       843,380
                                                             -----------   -----------
                                                              18,352,030    18,191,163
Less accumulated depreciation..............................    6,628,890     5,917,507
                                                             -----------   -----------
                                                             $11,723,140   $12,273,656
                                                             ===========   ===========

     Useful lives for depreciation purposes are five years for equipment and vehicles, fifteen years for furniture and fixtures and forty years for the building.

     Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 2002 are estimated to be $512,690 for 2003, $179,200 for 2004 and $126,000 for 2005
through 2007. Rental income earned in 2002, 2001 and 2000 was $607,097, $593,573 and $768,496, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES

(6) INTANGIBLES

     Intangibles of $1,920,360, consists primarily of the Company's insurance licenses, have a indefinite useful life and are not amortized. At December 31, 2002 and 2001, the insurance licenses of $4,188,926 had accumulated amortization of $2,268,566.

(7) RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                   2002          2001          2000
                                                -----------   -----------   -----------
  Balance at January 1........................  $22,585,626   $29,310,606   $38,544,491
     Less reinsurance recoverable.............    2,772,668     2,580,388     3,924,064
                                                -----------   -----------   -----------
Net balance at January 1......................  $19,812,958    26,730,218    34,620,427
Incurred related to:
     Current year.............................    4,363,000     4,144,000     2,441,000
     Prior years..............................     (291,601)   (2,607,978)     (934,092)
                                                -----------   -----------   -----------
Total incurred................................    4,071,399     1,536,022     1,506,908
Payments related to:
     Current year.............................      625,000     1,723,000       791,546
     Prior years..............................    6,000,386     6,730,282     8,605,571
                                                -----------   -----------   -----------
     Total payments...........................    6,625,386     8,453,282     9,397,117
     Net balance at December 31...............   17,258,971    19,812,958    26,730,218
     Plus reinsurance recoverable.............    8,383,894     2,772,668     2,580,388
                                                -----------   -----------   -----------
Balance at December 31........................  $25,642,865   $22,585,626   $29,310,606
                                                ===========   ===========   ===========

     The decrease in net loss and loss adjustment expense reserves in 2002 from 2001 was primarily due to payments on surety and general liability policies for prior years net of subrogation and ceded recoveries. The reduction was partially offset by loss and loss adjustment expenses incurred primarily in the current year which reflects two large losses of approximately $2.2 million. Also, the favorable development observed previously in prior years reduced significantly as the actual loss experience came in closer to the estimates. The increase in reinsurance recoverable in 2002 from 2001 is primarily due to one liability claim, which exceeded the limits retained by the Company.

     The decrease in net loss and loss adjustment expense reserves in 2001 from 2000 is due to significant loss payments for surety and general liability claims, the release of net favorable development in surety loss reserves relating to older years that are no longer required partially offset by an increase in current year incurred loss and loss adjustment expenses. This increase reflects largely surety losses, which occurred during the year.

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

     The Company has no exposure to any asbestos or environmental claims associated with general liability policies issued with the pre-1986 pollution exclusion. Policies written with the exclusion are typically associated with mass tort environmental and asbestos claims. The Company has never issued a policy with the pre-1986 pollution exclusion. The Company's exposure to asbestos and environmental liability claims is

                       ACMAT CORPORATION AND SUBSIDIARIES
primarily limited to asbestos and environmental liability insurance for contractors and consultants involved in the remediation, removal, storage, treatment and/or disposal of environmental and asbestos hazards.

(8) NOTES PAYABLE TO BANKS

     At December 31, 2002, the Company has a $10,000,000 bank line of credit with two financial institutions. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 2002 and 2001. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period.

(9) LONG-TERM DEBT

     A summary of long-term debt at December 31, 2002 and 2001 follows:

                                                                2002          2001
                                                             -----------   -----------
Term Loan I due 2004.......................................  $ 1,250,000   $ 2,250,000
Term Loan II due 2008......................................    5,000,000     5,000,000
Term Loan III due 2009.....................................    9,944,444            --
Mortgage Note due 2009.....................................    5,317,477     6,005,361
Senior Notes due 2005......................................           --       900,000
Convertible Note due 2022..................................           --    10,395,000
                                                             -----------   -----------
                                                             $21,511,921   $24,550,361
                                                             ===========   ===========

     On November 22, 2002, the company obtained a $10,000,000 term loan from two financial institutions, which is payable in monthly installments of $55,556 with a balloon payment of $5,388,888 due on November 22, 2009. The term loan has a balance of $9,944,444 at December 31, 2002. The interest rate for this term loan varies based on LIBOR plus 200 basis points in effect during the borrowing period. In connection with this term loan, the Company also entered into an interest rate swap that establishes a fixed interest rate for half of the loaned amount at 6.08%. The loan agreement contains certain limitations on borrowing, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to prepay the balance of the Convertible Notes due 2022.

     On December 17, 2001, the Company obtained a $5,000,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which is to commence March 1, 2004. The term loan, due 2009 has a balance of $5,000,000 at December 31, 2002. The interest rate varies based on LIBOR plus 190 basis points in effect during the borrowing period. The interest rate cannot exceed 5.5%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to prepay $5,005,000 of the Convertible Notes due 2022.

     On September 1, 1999, the Company obtained a $4,500,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which commenced December 1, 1999. The term loan, due 2004 has a balance of $1,250,000 at December 31, 2002. The interest rate is fixed at 7.25%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to replace a $5,000,000, five year term loan obtained on December 9, 1998.

     On December 23, 1998, the Company obtained a permanent mortgage loan from a financial institution. The $7,800,000 mortgage note, with interest fixed at 6.95% is payable in monthly installments of principal and interest over 10 years. The mortgage note, due 2009, has a balance of $5,317,477 at December 31, 2002. The

                       ACMAT CORPORATION AND SUBSIDIARIES
loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of certain ratios.

     On July 1, 1992, the Company issued a 30-year unsecured $16,500,000, 11.5% subordinated Convertible Note to the Sheet Metal Workers' National Pension Fund ("Fund") to purchase 3,000,000 shares of United Coasts Corporation's outstanding common stock held by the Fund. The note was convertible into ACMAT Class A stock at $11 per share. The Company prepaid the note by making voluntary principal payments of $1,100,000 in 1998, $5,005,000 in 2001 and the balance of $10,395,00 in 2002.

     Principal payments on long-term debt are $2,405,388, $2,708,396, $2,515,208, $2,576,097 and $2,641,354 for the years 2003 through 2007, respectively. Interest expense paid in 2002, 2001 and 2000 amounted to $1,977,661, $2,804,927 and $2,815,876, respectively.

     The fair value at December 31, 2002 of the mortgage and the term loans approximate carrying value.

(10) INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 follows:

                                                      2002         2001        2000
                                                   -----------   --------   ----------
Current Taxes:
  Federal........................................  $  (226,658)  $542,635   $  456,978
  State..........................................       85,000     75,000       65,000
                                                   -----------   --------   ----------
                                                      (141,658)   617,635      521,978
                                                   -----------   --------   ----------
Deferred Taxes:
  Federal........................................   (2,389,776)   289,722      726,459
                                                   -----------   --------   ----------
Total............................................  $(2,531,434)  $907,357   $1,248,437
                                                   ===========   ========   ==========

     The effective income tax rate, as a percentage of earnings before income taxes for the years ended December 31, 2002, 2001 and 2000 follows:

                                                               2002    2001   2000
                                                              ------   ----   -----
Federal statutory tax rate..................................    34.0%  34.0%   34.0%
State income tax............................................     9.0    1.9     1.2
Effect of tax-exempt interest...............................   (15.5)  (9.0)  (10.6)
Amortization of goodwill....................................     8.9    4.2     3.4
Proceeds from life insurance proceeds.......................  (441.6)    --      --
Officers life insurance premiums............................     4.8    2.4     2.6
Other, net..................................................    (4.3)   1.2     5.3
                                                              ------   ----   -----
  Effective income tax rate.................................  (404.7)% 34.7%   35.9%
                                                              ======   ====   =====

                       ACMAT CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                2002          2001
                                                             -----------   -----------
Deferred Tax Assets:
  Reserves for losses and loss adjustment expenses.........  $   865,873   $ 1,105,700
  Unearned premiums........................................      269,912       241,742
  Accounts receivable, principally due to allowance for
     doubtful accounts.....................................      117,349        28,001
  State effect of temporary differences and net operating
     loss carryforward.....................................    1,396,707     6,027,401
  Federal net operating loss carryforward..................      178,697            --
  Alternative minimum tax credit carryforward..............    2,416,391            --
  Other....................................................      126,996        62,436
                                                             -----------   -----------
     Total gross deferred tax assets.......................    5,371,925     7,465,280
     Less valuation allowance..............................   (1,396,707)   (6,027,401)
                                                             -----------   -----------
     Net deferred tax assets...............................  $ 3,975,218   $ 1,437,879
Deferred Tax Liabilities:
  Plant and equipment......................................  $   517,816   $   497,448
  Deferred policy acquisition costs........................      432,027       396,289
  Unrealized gains on investments..........................      354,682        93,839
  Other....................................................       31,111            --
                                                             -----------   -----------
     Total gross deferred tax liabilities..................    1,335,636       987,576
                                                             -----------   -----------
Net deferred tax assets....................................  $ 2,639,582   $   450,303
                                                             ===========   ===========

     The federal net operating loss carryforward as of December 31, 2002 is $525,578 and expires in 2021. The alternative minimum tax credit carryforward as of December 31, 2002 is $2,416,391 and has an indefinite life. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 2002 and 2001.

     The most significant component of the state gross deferred asset is the net operating loss carryforward for the State of Connecticut which amounted to $27,219,742 as of December 31, 2002. Of this amount, $15,634,692 expires through 2003 while $11,585,050 expires in 2020 and 2021. In 2002 and 2001, a valuation allowance is provided to offset the deferred tax asset related to the state deferred tax assets as management believes it is more likely than not that these deferred tax assets are unrealizable.

     Federal net operating loss carryforward as of December 31, 2002 is $525,578 and expires in 2021.

     Taxes paid in 2002, 2001 and 2000 were $180,392, $626,625 and $320,405, respectively.

                       ACMAT CORPORATION AND SUBSIDIARIES

(11) PENSION AND PROFIT SHARING PLANS

     Effective January 1, 2000, the Company adopted the ACMAT 401(k) plan for the benefit of non-union employees. The Company contributed $75,000 to the ACMAT 401(k) Plan in 2002, 2001 and 2000.

     The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 2002.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate swaps as a means of hedging exposure to interest rate risk on its long-term debt. To qualify as a hedge, the hedge relationship must be designated and documented at inception and be highly effective in accomplishing the objective of offsetting the changes in cash flows for the risk being hedged. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not be included in current earnings but are reported in accumulated other comprehensive income ("AOCI"). For the years ended December 31, 2002 and 2001, the amounts included in AOCI for these changes were losses of $117,142 and 0, respectively, and would be included in the earnings of future periods when those earnings are also affected by the variability of the hedged cash flows.

     During the year ended December 31, 2003, the amount of losses the Company expects to reclassify from AOCI into interest expense for its cash flow hedges is not significant. To the extent these hedges are not effective, changes in their fair value would be immediately included in earnings.

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

     During 2002 and 2000, ACMAT repurchased, in open market and privately negotiated transactions, 4,234 and 27,239, respectively, shares of its Common Stock at an average price of $19.01 and $19.08 per share, respectively. The Company also repurchased during 2002, 2001 and 2000, in open market and privately negotiated transactions, 78,114, 234,235 and 253,833, respectively, shares of its Class A Stock at an average price of $8.88, $7.80 and $7.29 per share, respectively.

     The stockholders have periodically approved the distribution of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common Stock and Class A Stock. Transactions regarding these stock options are summarized below:

                                                   2002         2001         2000
                                                 ---------   ----------   ----------
Options outstanding at December 31.............    384,500      333,500      337,500
Weighted average price per share of options
  outstanding..................................      $8.50        $8.30        $8.27
Expiration dates...............................  9/04-6/12   9/04-12/10   1/01-12/10
Options exercisable at December 31.............    276,500      333,500      267,500
Options granted................................    174,500           --       70,000
Options exercised or surrendered...............    123,500        4,000        6,500
Price ranges of options exercised or
  surrendered..................................      $7.25        $6.00        $6.00

     The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. On June 20, 2002 the Board of Directors granted 174,500 options to certain

                       ACMAT CORPORATION AND SUBSIDIARIES
directors and officers which generally vest over a ten-year period for employees. The Board of Directors granted 70,000 options to certain directors and officers on December 16, 2000 which vested on June 14, 2001.

     Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $4,491,000 in 2003.

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

     In accordance with statutory accounting principles, ACMAT's insurance subsidiaries' statutory capital and surplus was $48,423,319 and $50,735,332 at December 31, 2002 and 2001, respectively, and their statutory net income for the years ended December 31, 2002, 2001 and 2000 was $1,988,493, $6,048,222 and
$7,641,075, respectively. Effective January 1, 2001, the insurance subsidiaries began preparing its statutory basis financial statements in accordance with the revised manual subject to any deviation prescribed or permitted by its domicilary insurance commissioner. The impact of this change was an increase to the statutory capital and surplus of approximately $3.9 million. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting principles are carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs recognized for GAAP only.

(14) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 2002, 2001 and 2000:

                                                                    AVERAGE
                                                                    SHARES      PER-SHARE
                                                      EARNINGS    OUTSTANDING    AMOUNT
                                                     ----------   -----------   ---------
2002:
Basic EPS:
  Earnings available to stockholders...............  $3,156,893    2,365,344      $1.33
Effect of Dilutive Securities:
  Stock options....................................          --       32,653
                                                     ----------    ---------
Diluted EPS:
  Earnings available to stockholders...............  $3,156,893    2,397,997      $1.32
                                                     ==========    =========      =====

                       ACMAT CORPORATION AND SUBSIDIARIES

                                                                    AVERAGE
                                                                    SHARES      PER-SHARE
                                                      EARNINGS    OUTSTANDING    AMOUNT
                                                     ----------   -----------   ---------
2001:
Basic EPS:
  Earnings available to stockholders...............  $1,706,588    2,438,996      $ .70
Effect of Dilutive Securities:
  Stock options....................................          --       55,094
                                                     ----------    ---------
Diluted EPS:
  Earnings available to stockholders...............  $1,706,588    2,494,090      $ .68
                                                     ==========    =========      =====
2000:
Basic EPS:
  Earnings available to stockholders...............  $2,224,317    2,796,654      $ .80
Effect of Dilutive Securities:
  Stock options....................................          --       38,554
                                                     ----------    ---------
Diluted EPS:
  Earnings available to stockholders...............  $2,224,317    2,835,208      $ .78
                                                     ==========    =========      =====

(15) STOCK OPTION FAIR VALUE INFORMATION

     The fair value effect of stock options reported in Note 1, Stock-Based Compensation, is derived by application of a variation of the Black-Scholes option pricing model. No options were granted in 2001.

     The significant assumptions used during the year in estimating the fair value on the date of the grant for original options and reload options granted in 2002 and 2000 were as follows:

                                                              2002   2000
                                                              ----   ----
Expected life of stock options, in years....................    9     10
Expected volatility of ACMAT stock..........................   44%    44%
Risk-free interest rate.....................................  4.0    5.1
Expected annual dividend yield..............................   --     --
Expected annual forfeiture rate.............................   --     --

(16) COMMITMENTS AND CONTINGENCIES

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

                       ACMAT CORPORATION AND SUBSIDIARIES

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

(17) SEGMENT REPORTING

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

     The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Revenues:
  ACSTAR Bonding...........................  $  5,360,871   $  5,487,683   $  6,284,212
  United Coastal Liability Insurance.......     5,458,373      6,363,392      7,080,714
  ACMAT Contracting........................    19,658,401     17,540,369     15,898,910
                                             ------------   ------------   ------------
                                             $ 30,477,645   $ 29,391,444   $ 29,263,836
                                             ============   ============   ============
Operating Earnings (Loss):
  ACSTAR Bonding...........................  $  1,217,718   $  2,098,548   $  2,436,708
  United Coastal Liability Insurance.......       677,349      2,810,000      3,549,472
  ACMAT Contracting........................    (2,690,427)       912,376      1,111,731
                                             ------------   ------------   ------------
                                             $   (795,360)  $  5,820,924   $  7,097,911
                                             ============   ============   ============

                       ACMAT CORPORATION AND SUBSIDIARIES

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Depreciation and Amortization:
  ACSTAR Bonding...........................  $    378,906   $    578,967   $    535,913
  United Coastal Liability Insurance.......       203,506        299,353        371,721
  ACMAT Contracting........................       484,479        656,737        639,510
                                             ------------   ------------   ------------
                                             $  1,066,891   $  1,535,057   $  1,547,144
                                             ============   ============   ============
Identifiable Assets:
  ACSTAR Bonding...........................  $ 56,407,938   $ 48,282,555   $ 41,801,164
  United Coastal Liability Insurance.......    46,443,389     42,801,086     52,781,561
  ACMAT Contracting........................    19,113,436     18,379,815     17,633,644
                                             ------------   ------------   ------------
                                             $121,964,763   $109,463,456   $112,216,369
                                             ============   ============   ============
Capital Expenditures:
  ACSTAR Bonding...........................  $     82,134   $     55,596   $    298,558
  United Coastal Liability Insurance.......        53,296        105,678         92,143
  ACMAT Contracting........................        89,960        260,109        159,241
                                             ------------   ------------   ------------
                                             $    225,390   $    421,383   $    549,942
                                             ============   ============   ============

     The components of revenue for each segment are as follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
ACSTAR Bonding:
  Premiums....................................  $ 4,001,183   $ 3,808,737   $ 5,032,465
  Investment income, net......................    1,451,169     1,560,080     1,253,329
  Capital gains (losses)......................        5,737       191,670        (5,622)
  Other.......................................      (97,218)      (72,804)        4,040
                                                -----------   -----------   -----------
                                                $ 5,360,871   $ 5,487,683   $ 6,284,212
                                                ===========   ===========   ===========
United Coastal Liability Insurance:
  Premiums....................................  $ 3,570,542   $ 3,772,539   $ 4,183,439
  Investment income, net......................    1,845,179     2,385,377     3,001,161
  Capital gains (losses)......................       20,234       182,631      (117,503)
  Other.......................................       22,418        22,845        13,617
                                                -----------   -----------   -----------
                                                $ 5,458,373   $ 6,363,392   $ 7,080,714
                                                ===========   ===========   ===========
ACMAT Contracting:
  Contract revenues...........................  $16,289,326   $14,074,878   $11,790,207
  Investment income, net......................       91,811        44,707        91,655
  Inter-segment revenue:
     Rental income............................    1,286,000     1,277,794     1,260,434
     Underwriting services and agency
       commissions............................    1,131,857     1,192,472     1,596,960
  Other.......................................      859,407       950,518     1,159,654
                                                -----------   -----------   -----------
                                                $19,658,401   $17,540,369   $15,898,910
                                                ===========   ===========   ===========

                       ACMAT CORPORATION AND SUBSIDIARIES

     The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Revenue:
  Total revenue for reportable segments.......  $30,477,645   $29,391,444   $29,263,836
  Life insurance proceeds, net................    3,348,903            --            --
  Inter-segment eliminations..................   (2,252,451)   (2,428,637)   (2,922,081)
                                                -----------   -----------   -----------
                                                $31,574,097   $26,962,807   $26,341,755
                                                ===========   ===========   ===========
Operating Earnings:
  Total operating earnings for reportable
     segments.................................  $  (795,360)  $ 5,820,924   $ 7,097,911
  Interest expense............................   (1,928,084)   (2,723,052)   (2,982,824)
  Life insurance proceeds, net................    3,348,903            --            --
  Intersegment interest expense...............           --      (128,188)     (207,194)
  Other operating expenses....................           --      (355,739)     (435,139)
                                                -----------   -----------   -----------
                                                $   625,459   $ 2,613,945   $ 3,472,754
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

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations for 2002 and 2001 follows:

                                     MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                    -----------   -----------   ------------   -----------
2002
Operating Revenues:
  ACSTAR Bonding..................  $ 1,132,867   $ 1,545,516    $1,474,778    $1,207,710
  United Coastal Insurance
     Company......................    1,238,216     1,338,764     1,325,337     1,556,056
  ACMAT Contracting...............    5,871,677     7,615,271     4,659,808     1,511,645
                                    -----------   -----------    ----------    ----------
                                    $ 8,242,760   $10,499,551    $7,459,923    $4,275,411
                                    -----------   -----------    ----------    ----------
Operating Earnings:
  ACSTAR Bonding..................  $  (238,180)  $   599,538    $  408,005    $  448,355
  United Coastal Insurance
     Company......................   (1,263,153)      759,350       517,111       664,041
  ACMAT Contracting...............     (915,824)     (592,942)     (191,882)     (989,779)
                                    -----------   -----------    ----------    ----------
                                    $(2,417,157)  $   765,946    $  733,234    $  122,617
                                    -----------   -----------    ----------    ----------
Net Earnings......................  $   737,309   $   806,163    $  868,596    $  744,825
                                    -----------   -----------    ----------    ----------
Basic Earnings Per Share..........  $       .31   $       .34    $      .37    $      .32
                                    -----------   -----------    ----------    ----------
Diluted Earnings Per Share........  $       .30   $       .33    $      .36    $      .32
                                    -----------   -----------    ----------    ----------

                       ACMAT CORPORATION AND SUBSIDIARIES

                                     MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                    -----------   -----------   ------------   -----------
2001
Operating Revenues:
  ACSTAR Bonding..................  $ 1,379,589   $ 1,595,462    $1,244,332    $1,268,300
  United Coastal Liability
     Insurance....................    1,718,509     1,563,468     1,421,332     1,660,083
  ACMAT Contracting...............    3,710,831     4,528,667     5,160,712     4,140,159
                                    -----------   -----------    ----------    ----------
                                    $ 6,808,929   $ 7,687,597    $7,826,376    $7,068,542
                                    -----------   -----------    ----------    ----------
Operating Earnings:
  ACSTAR Bonding..................  $   464,815   $   684,830    $  408,653    $  540,250
  United Coastal Liability
     Insurance....................      741,783       734,606       624,304       709,307
  ACMAT Contracting...............      376,534       176,032       263,457        96,353
                                    -----------   -----------    ----------    ----------
                                    $ 1,583,132   $ 1,595,468    $1,296,414    $1,345,910
                                    -----------   -----------    ----------    ----------
Net Earnings......................  $   518,899   $   502,964    $  418,630    $  266,095
                                    -----------   -----------    ----------    ----------
Basic Earnings Per Share..........  $       .21   $       .21    $      .17    $      .11
                                    -----------   -----------    ----------    ----------
Diluted Earnings Per Share........  $       .20   $       .20    $      .17    $      .10
                                    -----------   -----------    ----------    ----------

     Operating earnings represent operating revenues less the cost of contract revenues, losses and loss adjustment expenses and amortization of policy acquisition costs and selling, general and administrative expenses. Annual earnings per share for 2002 does not equate to the sum of the quarters due to the timing of stock purchases.

                                                                      SCHEDULE I

                       ACMAT CORPORATION AND SUBSIDIARIES

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                  AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

     The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 2002 and 2001 and its condensed statements of earnings and cash flows for the years ended December 31, 2002, 2001 and 2000.

                                 BALANCE SHEETS

                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash......................................................  $ 2,582,926   $   434,640
  Receivables...............................................    1,941,326     4,053,259
  Other current assets......................................      614,122       677,108
                                                              -----------   -----------
     Total current assets...................................    5,138,374     5,165,007
Property and equipment, net.................................   11,376,390    11,770,910
Investments in and advance from subsidiaries................   45,854,775    47,521,294
Other assets................................................    2,588,236     2,316,784
                                                              -----------   -----------
                                                              $64,957,775   $66,773,995
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 2,405,388   $ 2,589,256
  Other current liabilities.................................    2,592,146     4,251,459
                                                              -----------   -----------
     Total current liabilities..............................    4,997,534     6,840,715
Long-term debt..............................................   19,106,533    21,961,105
                                                              -----------   -----------
Total liabilities...........................................   24,104,067    28,801,820
Commitments and contingencies
Stockholders' equity........................................   40,853,708    37,972,175
                                                              -----------   -----------
                                                              $64,957,775   $66,773,995
                                                              ===========   ===========

                  See Notes to Condensed Financial Statements.

                             STATEMENT OF EARNINGS

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Contract revenues.....................................  $16,289,326   $14,074,878   $11,790,207
Cost of contract revenues.............................   18,339,534    13,183,057    11,006,382
                                                        -----------   -----------   -----------
  Gross profit........................................   (2,050,208)      891,821       783,825
Selling, general and administrative expenses..........    3,876,648     3,674,476     4,096,369
                                                        -----------   -----------   -----------
  Operating loss......................................   (5,926,856)   (2,782,655)   (3,312,544)
Interest expense......................................   (1,928,084)   (2,851,240)   (3,190,018)
Interest income.......................................       91,811        44,707        91,655
Underwriting fees.....................................      883,644       836,694     1,268,243
Life insurance proceeds, net..........................    3,348,903            --            --
Other income..........................................    2,145,407     2,228,312     2,420,088
                                                        -----------   -----------   -----------
  Loss before income taxes and equity in net earnings
     of subsidiaries..................................   (1,385,175)   (2,524,182)   (2,722,576)
Income tax benefit....................................   (3,129,748)     (695,000)     (585,000)
                                                        -----------   -----------   -----------
  Earnings (loss) before equity in net earnings of
     subsidiaries.....................................    1,744,573    (1,829,182)   (2,137,576)
Equity in net earnings of subsidiaries................    1,412,320     3,535,770     4,361,893
                                                        -----------   -----------   -----------
  Net earnings........................................  $ 3,156,893   $ 1,706,588   $ 2,224,317
                                                        ===========   ===========   ===========

                  See Notes to Condensed Financial Statements.

                            STATEMENTS OF CASH FLOWS

                                                           2002          2001          2000
                                                       ------------   -----------   -----------
Cash flows from operating activities:
  Net earnings.......................................  $  3,156,893   $ 1,706,588   $ 2,224,317
  Depreciation and amortization......................       484,479       656,737       650,304
  Equity in undistributed earnings of subsidiaries...    (1,412,320)   (3,535,770)   (4,361,893)
  (Increase) decrease in accounts receivable.........     2,111,933    (1,301,962)   (1,264,338)
  (Increase) decrease in other assets................      (208,466)     (528,767)     (548,201)
  Increase (decrease) in other liabilities...........    (1,776,455)      448,840       614,632
                                                       ------------   -----------   -----------
     Net cash provided by (used for) operating
       activities....................................     2,356,064    (2,554,334)   (2,685,179)
                                                       ------------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures...............................       (89,960)     (260,109)     (159,241)
  Decrease in investment in subsidiaries.............     3,640,000     7,140,000     6,910,000
                                                       ------------   -----------   -----------
     Net cash provided by investing activities.......     3,550,040     6,879,891     6,750,759
                                                       ------------   -----------   -----------
Cash flows from financing activities:
  Repayment of long-term debt........................   (13,038,440)   (8,146,226)   (3,096,133)
  Issuance of long-term debt.........................    10,000,000     5,000,000            --
  Issuance of Class A stock..........................        54,375        24,000        39,000
  Payments for acquisition and retirement of stock...      (773,753)   (1,826,902)   (2,369,075)
                                                       ------------   -----------   -----------
     Net cash used for financing activities..........    (3,757,818)   (4,949,128)   (5,426,208)
                                                       ------------   -----------   -----------
Net change in cash...................................     2,148,286      (623,571)   (1,360,628)
Cash, beginning of year..............................       434,640     1,058,211     2,418,839
                                                       ------------   -----------   -----------
Cash, end of year....................................  $  2,582,926   $   434,640   $ 1,058,211
                                                       ============   ===========   ===========

                  See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

             CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 2002 Annual Report.

(1) SUPPLEMENTAL CASH FLOW INFORMATION

     Income taxes received from subsidiaries during the years ended December 31, 2002, 2001 and 2000 were $694,197, $516,173, and $118,150, respectively.
Interest paid during the years ended December 31, 2002, 2001 and 2000 was $1,977,661, $2,933,115 and $3,023,070, respectively. Interest paid in 2001 and
2000 included $128,188 and $207,194, respectively, paid to subsidiaries for intercompany loans.

(2) LONG-TERM DEBT

     A summary of long-term debt at December 31, 2002 and 2001 follows:

                                                                2002          2001
                                                             -----------   -----------
Term Loan I due 2004.......................................  $ 1,250,000   $ 2,250,000
Term Loan II due 2008......................................    5,000,000     5,000,000
Term Loan III due 2009.....................................    9,944,444            --
Mortgage Note due 2009.....................................    5,317,477     6,005,361
Senior Notes due 2005......................................           --       900,000
Convertible Note due 2022..................................           --    10,395,000
                                                             -----------   -----------
                                                             $21,511,921   $24,550,361
                                                             ===========   ===========

     See Note 9 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 2003 to 2007 and thereafter.

(3) INCOME TAXES

     See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

     See Note 12 to the Consolidated Financial Statements in the Annual Report for a description of the derivative financial instruments.

(5) COMMITMENTS AND CONTINGENCIES

     See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of the commitments and contingencies.

                                                                     SCHEDULE II

                       ACMAT CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               ADDITIONS
                                                 BALANCE AT    CHARGED TO                    BALANCE AT
                                                 BEGINNING     COSTS AND                       END OF
DESCRIPTION                                      OF PERIOD      EXPENSES     DEDUCTIONS(A)     PERIOD
-----------                                      ----------   ------------   -------------   ----------
Allowance for doubtful accounts:
  2002.........................................   $ 82,355      250,000         (12,788)      $345,143
                                                  ========      =======         =======       ========
  2001.........................................   $147,346      (69,312)         (4,321)      $ 82,355
                                                  ========      =======         =======       ========
  2000.........................................   $195,118      (21,702)         26,070       $147,346
                                                  ========      =======         =======       ========

---------------

(a) Deductions represent accounts written off.

                                                                      SCHEDULE V

                       ACMAT CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          DISCOUNT DED.
                                                          RESERVES FOR     FROM UNPAID
                                             DEFERRED     UNPAID LOSSES    LOSSES AND
               AFFILIATION                    POLICY        AND LOSS          LOSS                                     NET
                   WITH                     ACQUISITION    ADJUSTMENT      ADJUSTMENT      UNEARNED      EARNED     INVESTMENT
                REGISTRANT                     COSTS        EXPENSES        EXPENSES       PREMIUMS     PREMIUMS      INCOME
               -----------                  -----------   -------------   -------------   ----------   ----------   ----------
United Coastal Liability Insurance:
  2002....................................   $567,765      $20,239,315        $  --       $2,374,149   $3,570,542   $1,845,179
                                             ========      ===========        =====       ==========   ==========   ==========
  2001....................................   $531,015      $16,463,542        $  --       $2,368,912   $3,772,539   $2,385,377
                                             ========      ===========        =====       ==========   ==========   ==========
  2000....................................   $700,835      $21,367,394        $  --       $3,061,557   $4,183,439   $3,001,161
                                             ========      ===========        =====       ==========   ==========   ==========
ACSTAR Bonding:
  2002....................................   $702,904      $ 7,849,100        $  --       $2,626,022   $4,001,183   $1,451,169
                                             ========      ===========        =====       ==========   ==========   ==========
  2001....................................   $634,541      $ 9,309,961        $  --       $1,906,026   $3,808,737   $1,560,080
                                             ========      ===========        =====       ==========   ==========   ==========
  2000....................................   $737,912      $ 7,943,212        $  --       $2,831,843   $5,032,465   $1,253,329
                                             ========      ===========        =====       ==========   ==========   ==========


                                                                            AMORTIZATION      PAID
                                              LOSSES & LOSS ADJUSTMENT      OF DEFERRED    LOSSES AND
               AFFILIATION                  EXPENSES INCURRED RELATED TO       POLICY         LOSS
                   WITH                     -----------------------------   ACQUISITION    ADJUSTMENT    PREMIUMS
                REGISTRANT                   CURRENT YEAR    PRIOR YEARS       COSTS        EXPENSES     WRITTEN
               -----------                  --------------   ------------   ------------   ----------   ----------
United Coastal Liability Insurance:
  2002....................................    $2,702,000     $    69,162     $  994,920    $5,017,359   $3,659,805
                                              ==========     ===========     ==========    ==========   ==========
  2001....................................    $1,024,000     $   107,762     $1,286,409    $5,665,869   $3,133,460
                                              ==========     ===========     ==========    ==========   ==========
  2000....................................    $1,070,000     $   185,032     $1,303,916    $7,252,037   $3,887,000
                                              ==========     ===========     ==========    ==========   ==========
ACSTAR Bonding:
  2002....................................    $1,661,000     $  (360,763)    $1,564,398    $1,608,027   $4,326,190
                                              ==========     ===========     ==========    ==========   ==========
  2001....................................    $1,397,000     $  (992,740)    $1,601,377    $2,787,413   $3,498,860
                                              ==========     ===========     ==========    ==========   ==========
  2000....................................    $1,371,000     $(1,119,124)    $2,001,561    $2,145,080   $5,024,005
                                              ==========     ===========     ==========    ==========   ==========

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

                                                  DIRECTOR   POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
NAME                                        AGE    SINCE       DURING LAST FIVE YEARS, INCLUDING OCCUPATION
----                                        ---   --------   -------------------------------------------------
Henry W. Nozko, Jr.(1)....................  56      1971     President, Chief Executive Officer, Treasurer,
                                                             Director and Chairman of the Board of the
                                                             Company. President, Chief Executive Officer and
                                                             Treasurer of United Coastal Insurance Company.
                                                             President and Treasurer of ACSTAR Holdings, Inc.
                                                             and ACSTAR Insurance Company. Member, Boards of
                                                             Directors of United Coastal Insurance Company,
                                                             ACSTAR Holdings, Inc., ACSTAR Insurance Company.
Victoria C. Nozko(1)......................  84      1982     Housewife during past five years.
John C. Creasy............................  83      1987     Retired Chief Executive Officer of Danbury
                                                             Hospital, Member, Board of United Coastal
                                                             Insurance Company. Member of the Compensation
                                                             Committee and Audit Committee.
Arthur R. Moore...........................  69      1999     Former General President of Sheet Metal Workers'
                                                             International Association. Member of the Audit
                                                             Committee.
Henry W. Nozko III(1).....................  25      2002     Construction Manager of the Company since 2000.
                                                             Member, Board of United Coastal Insurance
                                                             Company.

---------------

(1) Mrs. Victoria C. Nozko is the mother of Mr. Henry W. Nozko, Jr. Mr. Henry W. Nozko III is the son of Mr. Henry W. Nozko, Jr. and the grandson of Mrs. Victoria C. Nozko.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the Company's Executive Officers, their age, and offices held. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected.

NAME                                        AGE                      OFFICES HELD
----                                        ---                      ------------
Henry W. Nozko, Jr........................  56    President, Chief Executive Officer, Treasurer,
                                                  Director and Chairman of the Board since January
                                                  2002. Executive Vice President since 1982.
                                                  Treasurer since 1973. Director since 1971, and
                                                  Chief Operating Officer since 1985.
Robert H. Frazer..........................  56    Vice President since 1982. Secretary since 1992.
                                                  General Counsel since 1977.
Michael P. Cifone.........................  44    Senior Vice President and Chief Financial Officer
                                                  since March 2002. Vice President -- Finance since
                                                  1990. Corporate Controller since 1989.

ITEM 11.  EXECUTIVE COMPENSATION

     Directors who are not employees of the Company are paid an annual fee of $4,000. The Company does not have any employment agreements with any employee.

     The following table provides certain summary information regarding compensation of the Company's Chief Executive Officer and each of the executive officers of the Company for the periods indicated.

                                                                       LONG-TERM
                                      ANNUAL COMPENSATION            COMPENSATION
                             -------------------------------------   CLASS A STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    BONUS(A)   OTHER(B)      OPTIONS      COMPENSATION(C)
---------------------------  ----   --------   --------   --------   -------------   ---------------
Henry W. Nozko, Jr........   2002   $371,925   $135,000   $365,233      65,500           $11,131
  Chairman, President and    2001   $337,833   $     --   $     --          --           $ 8,633
  Chief Executive Officer    2000   $332,000   $150,000   $     --      10,000           $10,432

Michael P. Cifone.........   2002   $176,347   $135,000   $     --      40,000           $11,131
  Senior Vice President and  2001   $160,333   $     --   $     --          --           $ 8,633
  Chief Financial Officer    2000   $154,500   $100,000   $     --      10,000           $10,432

Robert H. Frazer, Esq. ...   2002   $151,314   $ 25,000   $     --      20,000           $ 9,458
  Vice President, Secretary  2001   $115,185   $     --   $     --          --           $ 4,987
  and General Counsel        2000   $136,069   $     --   $     --          --           $ 6,648

---------------

(A) Represents a bonus earned in a reporting year and paid in the subsequent year. Individual discretionary bonuses are paid to various officers and employees.

(B) Does not include the aggregate amount of perquisites and other personal benefits, which was less than the lesser of $50,000 or 10% of the total salary and bonus reported. Henry W. Nozko, Jr. was paid $365,233 for unused vacation time which was payable only from the proceeds of the life insurance policies owned by the Company on Henry W. Nozko, Sr.

(C) The amounts shown in this column represent contributions made by the Company to the Company's 401(K) Plan. All nonunion employees employed on a full time or part time salaried basis are eligible to participate on the first day of January or July after twelve consecutive months of employment. The Company contributes amounts, as determined by the Board of Directors, to be allocated among the participants according to a formula based upon the employee's years of service and compensation. A participant becomes vested at the rate of 20% per year commencing after two years of service.

     The following table provides information on options during 2002 by the named Executive Officers and the value of their unexercised options at December 31, 2002.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END 2002 OPTION VALUES

                                                                                  VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
NAME                                                 OPTIONS AT 12/31/02(1)          AT 12/31/02(2)
----                                                -------------------------   -------------------------
                                                    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                                    -------------------------   -------------------------
Henry W. Nozko, Jr.
  -ACMAT Class A Stock Options....................        71,500/45,000                $71,500/-0-
  -ACMAT Common Stock Options.....................            50,000/--                    $-0-/--

Michael P. Cifone
  -ACMAT Class A Stock Options....................        24,000/36,000                $35,000/-0-

Robert H. Frazer
  -ACMAT Class A Stock Options....................        37,000/18,000                $61,250/-0-

---------------

(1) Represents the number of options held at year end.

(2) Represents the total gain that would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 2003, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                             PERCENTAGE    PERCENTAGE OF
                                           CLASS       NUMBER OF SHARES       OF CLASS     TOTAL VOTING
BENEFICIAL OWNER                          OF STOCK   BENEFICIALLY OWNED(1)   OUTSTANDING     POWER(15)
----------------                          --------   ---------------------   -----------   -------------
Victoria C. Nozko.......................  Common            321,280             58.11          44.85%
                                          Class A            67,000(3)           3.74
Henry W. Nozko, Jr. ....................  Common            228,099(2)(4)       37.84%         31.77
                                          Class A           229,174(2)(5)       12.24
John C. Creasy..........................  Class A            26,500(6)           1.49            .36
Arthur R. Moore.........................  Class A            11,500(7)            .65            .16
Henry W. Nozko III......................  Common              8,100              1.47           1.57
                                          Class A            33,650(8)           1.90
Franklin Resources, Inc. ...............  Class A           443,500(9)          25.27           6.09
Third Avenue Management.................  Class A           200,678(10)         11.43           2.76
First Manhattan Co. ....................  Class A           165,513(11)          9.43           2.27
Robotti & Company, Inc. ................  Class A           125,990(12)          7.18           1.73
Vanguard Group, Inc. ...................  Class A           114,450(13)          6.52           1.57
All Directors and Officers (7 persons)
  As a Group............................  Common            507,479(14)         91.79          71.91
                                          Class A           162,740(14)          9.27

---------------

 (1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.

 (2) Does not include 400 shares of Class A Stock and 8,100 shares of Common Stock held by his wife, Gloria C. Nozko.

 (3) Includes options to purchase 35,000 shares of Class A Stock.

 (4) Includes options to purchase 50,000 shares of Common Stock.

 (5) Includes options to purchase 116,500 shares of Class A Stock.

 (6) Includes options to purchase 26,500 shares of Class A Stock.

 (7) Includes option to purchase 11,500 shares of Class A Stock.

 (8) Includes options to purchase 20,000 shares of Class A Stock.

 (9) Address of Franklin Resources, Inc. is 777 Mariners Island Blvd. San Mateo, CA 94404

(10) Address of Third Avenue Management LLC is 767 Third Avenue, New York, NY 10017-2023.

(11) Address of First Manhattan Co. is 437 Madison Avenue, New York, NY 10022.

(12) Address of Robotti & Company, Inc. is 52 Vanderbilt Avenue, Suite 503, New York, NY 10017.

(13) Address of Vanguard Group, Inc. is 100 Vanguard Blvd. Malvern, PA 19355.

(14) Excludes options to purchase shares of Common and Class A Stock.

(15) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OTHER RELATIONSHIPS

     During the year ended December 31, 2002, the Company paid to Dr. Arthur Cosmas $154,575 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's environmental activities. Dr. Cosmas is the son-in-law of Victoria C. Nozko, the brother-in-law of Henry W. Nozko, Jr. and uncle of Henry W. Nozko III.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Consolidated Financial Statements

       Included in Part II of this Report:

       Independent Auditors' Report
       Consolidated Statements of Earnings for the years ended December 31,
         2002, 2001 and 2000
       Consolidated Balance Sheets as of December 31, 2002 and 2001
       Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2002, 2001 and 2000
       Consolidated Statements of Cash Flows for the years ended December 31,
         2002, 2001 and 2000
       Notes to Consolidated Financial Statements -- December 31, 2002, 2001 and
         2000

     2.  Financial Statement Schedules

     Consolidated Schedules included in Part II of this Report-Years ended December 31, 2002, 2001 and 2000:

        I -- Condensed Financial Information of Registrant

        II -- Valuation and Qualifying Accounts and Reserves

        V -- Supplemental Information Concerning Property-Casualty Insurance Operations

     All other schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

     (b) Reports on Form 8-K

     The Company did not file a report on Form 8-K during the fourth quarter of 2002.

     (c) Exhibits

(3) Certificate Amending and Restating the Company's Bylaws as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1989 is incorporated herein by reference.
(3a) Certificate Amending and Restating the Company's Certificate of Incorporation as amended May 1, 1991 as filed as an Exhibit to the Company's Form 10-Q for the Quarter ended
      March 31, 1991 is incorporated by reference.
(3b) Promissory Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1998 is incorporated by reference.
(3c)  Open-end Mortgage Deed and Security Agreement between ACMAT
      Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference.
(3d)  Amended and Restated Commercial Credit Agreement between
      ACMAT Corporation, Webster Bank and Fleet National Bank is attached hereto as Exhibit 4(d).
(3e)  Revolving Credit Note between ACMAT Corporation and Webster
      Bank is attached hereto in Exhibit 4(e).

(3f) Term Note dated September 1, 1999 between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's
      Form 10-K for the year ended December 31, 1999 is incorporated by reference.
(3g)  Term Note II dated December 17, 2001, between ACMAT
      Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2001 is incorporated by reference.
(3h)  Revolving Credit Note between ACMAT Corporation and Fleet
      National Bank is attached hereto as Exhibit 4(h).
4(i)  Term Note III dated November 22, 2002 between ACMAT
      Corporation and Webster Bank is attached hereto as Exhibit
      4(i).
4(j)  Term Note III dated November 22, 2002 between ACMAT
      Corporation and Fleet National Bank is attached hereto as
      Exhibit 4(j).
(21)  Subsidiaries of ACMAT.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACMAT CORPORATION

                                          By:    /s/ HENRY W. NOZKO, JR.
                                            ------------------------------------
                                                    Henry W. Nozko, Jr.
                                               President and Chief Executive
                                                           Officer

Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ HENRY W. NOZKO, JR.                 Chairman of the Board, President,    March 27, 2003
    -----------------------------------------           Chief Executive Officer and
               Henry W. Nozko, Jr.                                Director


              /s/ MICHAEL P. CIFONE                   Senior Vice President and Chief     March 27, 2003
    -----------------------------------------           Financial Officer (Principal
                Michael P. Cifone                    Financial and Accounting Officer)


              /s/ VICTORIA C. NOZKO                               Director                March 27, 2003
    -----------------------------------------
                Victoria C. Nozko


                /s/ JOHN C. CREASY                                Director                March 27, 2003
    -----------------------------------------
                  John C. Creasy


              /s/ HENRY W. NOZKO III                              Director                March 27, 2003
    -----------------------------------------
                Henry W. Nozko III

                               INDEX TO EXHIBITS

REGULATION S-K EXHIBIT                    DESCRIPTION                             PAGE NUMBER
----------------------                    -----------                             -----------
Exhibit 3               -- Bylaws                                          Incorporated by Reference
Exhibit 3a              -- Certificate of Incorporation as amended         Incorporated by Reference
                           May 1, 1991
Exhibit 4b              -- Promissory Note between ACMAT and Webster       Incorporated by Reference
                           Bank
Exhibit 4c              -- Open-end Mortgage Deed/Security Agreement       Incorporated by Reference
                           between ACMAT and Webster Bank.
Exhibit 4d              -- Amended and Restated Commercial Credit          Page
                           Agreement between ACMAT, Webster Bank and
                           Fleet National Bank
Exhibit 4e              -- Revolving Credit Note between ACMAT and         Page
                           Webster Bank
Exhibit 4f              -- Term Note between ACMAT and Webster Bank        Incorporated by Reference
Exhibit 4g              -- Term Note II between ACMAT and Webster Bank     Incorporated by Reference
Exhibit 4h              -- Revolving Credit Note between ACMAT and Fleet   Page
                           National Bank
Exhibit 4i              -- Term Note III between ACMAT and Webster Bank    Page
Exhibit 4j              -- Term Note III between ACMAT and Fleet           Page
                           National Bank
Exhibit 21              -- Subsidiaries of ACMAT                           Page

                          PART II -- OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ACMAT Corporation (including its consolidated subsidiaries) required to be included in this annual report on Form 10-K.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

        99.1  Certification of Chief Executive Officer

        99.2  Certification of Chief Financial Officer

     b.  Report on Form 8-K -- None

                                                                      EXHIBIT 21

                       SUBSIDIARIES OF ACMAT CORPORATION

     Listed are the subsidiaries of ACMAT Corporation:

                                                                             STATE OF
NAME                                                          OWNERSHIP    INCORPORATION
----                                                          ----------   -------------
ACMAT Companies, Inc. ......................................     100%        Delaware
AMINS, Inc. ................................................     100%      Connecticut
Geremia Electric Co. .......................................     100%      Connecticut
ACSTAR Holdings, Inc. ......................................     100%        Delaware
ACSTAR Insurance Co.(1).....................................     100%        Illinois
ACMAT of Texas, Inc. .......................................     100%        Delaware
United Coastal Insurance Company(2).........................      66%        Arizona

---------------

(1) Owned 100% by ACSTAR Holdings, Inc.

(2) Owned 66% by ACMAT Corporation and 34% by ACSTAR Insurance Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACMAT CORPORATION

                                          By:
                                            ------------------------------------
                                                    Henry W. Nozko, Jr.
                                               President and Chief Executive
                                                           Officer

Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                     Chairman of the Board, President,    March 27, 2003
    -----------------------------------------           Chief Executive Officer and
               Henry W. Nozko, Jr.                                Director


                                                      Senior Vice President and Chief     March 27, 2003
    -----------------------------------------           Financial Officer (Principal
                Michael P. Cifone                    Financial and Accounting Officer)


                                                                  Director                March 27, 2003
    -----------------------------------------
                Victoria C. Nozko


                                                                  Director                March 27, 2003
    -----------------------------------------
                  John C. Creasy


                                                                  Director                March 27, 2003
    -----------------------------------------
                Henry W. Nozko III

                                 CERTIFICATION

I, Henry W. Nozko, Jr., certify that:

     1.  I have reviewed this annual report on Form 10-K of ACMAT Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. ACMAT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for ACMAT and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to ACMAT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of ACMAT's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. ACMAT's other certifying officers and I have disclosed, based on our most recent evaluation, to ACMAT's auditors and the audit committee of the board of directors;

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect ACMAT's ability to record, process, summarize and report financial data and have identified for ACMAT's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. ACMAT's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ HENRY W. NOZKO, JR.
                                          --------------------------------------
                                                   Henry W. Nozko, Jr.
                                                 Chief Executive Officer

Date: March 27, 2003

                                 CERTIFICATION

I, Michael P. Cifone., certify that:

     1.  I have reviewed this annual report on Form 10-K of ACMAT Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. ACMAT's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for ACMAT and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to ACMAT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of ACMAT's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. ACMAT's other certifying officers and I have disclosed, based on our most recent evaluation, to ACMAT's auditors and the audit committee of the board of directors;

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect ACMAT's ability to record, process, summarize and report financial data and have identified for ACMAT's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. ACMAT's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MICHAEL P. CIFONE
                                          --------------------------------------
                                                    Michael P. Cifone
                                                 Chief Financial Officer

Date: March 27, 2003