Form 10-Q
period 2003-03-31
ACMAT CORP
filed 2003-05-15
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
      ______________

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

                                 Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Shares outstanding
Title of Class                              at April 30, 2003
--------------                              ------------------
Common Stock                                       551,355
Class A Stock                                    1,750,104

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION                                               PAGE
                                                                           ----

   Item 1. Financial Statements
           Consolidated Balance Sheets                                       3
           Consolidated Statements of Earnings                               4
           Consolidates Statements of Stockholders' Equity                   5
           Consolidated Statements of Cash Flows                             6
           Notes to Consolidated Financial Statements                        7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12

Part II  OTHER INFORMATION

   Item 4. Controls and Procedures
   Item 6. Exhibits and Reports on Form 8-K                                 17

Signatures                                                                  18

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                        March 31,      December 31,
                                                                          2003             2002
                                                                       ------------    ------------
                                                                       (Unaudited)
Assets
Investments:
   Fixed maturities-available for sale at fair value
      (Cost of $52,186,856 in 2003 and $59,872,707 in 2002)            $ 52,840,361      60,919,291
   Equity securities, at fair value (Cost of $8,935,000 in 2003
      and $6,700,559 in 2002)                                             9,184,822       6,697,150
   Short-term investments, at cost which approximates fair value          3,486,848       2,132,966
                                                                       ------------    ------------
     Total investments                                                   65,512,031      69,749,407
Cash and cash equivalents                                                23,591,404      18,724,560
Accrued interest receivable                                                 348,039         452,724
Receivables, net                                                          2,286,474       2,580,046
Reinsurance recoverable                                                  10,163,545       8,383,894
Prepaid expenses                                                            191,829         161,712
Income tax receivable                                                       217,479         308,459
Deferred income taxes                                                     2,710,158       2,639,582
Property & equipment, net                                                11,565,907      11,723,140
Deferred policy acquisition costs                                         1,531,373       1,270,669
Other assets                                                              4,395,471       4,050,210
Intangibles, net                                                          1,920,360       1,920,360
                                                                       ------------    ------------
                                                                       $124,434,070     121,964,763
                                                                       ============    ============
Liabilities & Stockholders' Equity

Accounts payable                                                       $  1,597,757       2,260,950
Reserves for losses and loss adjustment expenses                         26,272,998      25,642,865
Unearned premiums                                                         5,627,911       4,660,194
Collateral held                                                          28,311,134      25,991,045
Accrued liabilities                                                         787,429       1,044,080
Long-term debt                                                           20,914,364      21,511,921
                                                                       ------------    ------------
     Total liabilities                                                   83,511,593      81,111,055

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized;
      551,355 and 553,355 shares issued and outstanding)                    551,355         553,355
   Class A Stock (No par value; 10,000,000 shares authorized;
      1,755,105 and 1,756,405 shares issued and outstanding)              1,755,105       1,756,405
   Retained earnings                                                     38,320,217      37,972,590
   Accumulated other comprehensive income (loss)                            295,800         571,358
                                                                       ------------    ------------
   Total stockholders' equity                                            40,922,477      40,853,708
                                                                       ------------    ------------
                                                                       $124,434,070     121,964,763
                                                                       ============    ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                   Three Months Ended March 31, 2003 and 2002

                                                       2003             2002
                                                   -----------      -----------

Contract revenues                                  $   724,293        5,167,531
Earned premiums                                      2,259,803        1,539,536
Investment income, net                                 634,319          884,513
Net realized capital gains                             226,122           17,653
Life insurance proceeds, net                                --        3,348,903
Other income                                           160,656          103,000
                                                   -----------      -----------
                                                     4,005,193       11,061,136
                                                   -----------      -----------

Cost of contract revenues                              638,385        5,674,741
Losses and loss adjustment expenses                    786,124        2,581,543
Amortization of policy acquisition costs               427,350          432,563
General and administrative expenses                  1,294,877        1,440,543
Interest expense                                       287,380          537,214
                                                   -----------      -----------
                                                     3,434,116       10,666,604
                                                   -----------      -----------

Earnings before income taxes                           571,077          394,532

Income taxes (benefits)                                193,490         (342,777)
                                                   -----------      -----------

Net earnings                                       $   377,587          737,309
                                                   ===========      ===========

Basic Earnings Per Share                           $       .16      $       .31

Diluted Earnings Per Share                         $       .16      $       .30

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                             March 31, 2003 and 2002

                                                                                              Accumulated
                                                                                                 other          Total
                                                 Common stock  Class A stock    Retained    comprehensive  stockholders'
                                                   par value     par value      earnings    income (loss)     equity
                                                 ------------  -------------   -----------  -------------  -------------

Balance as of December 31, 2001                  $   557,589      1,827,019     35,460,226       127,341    37,972,175

Comprehensive income:
   Net unrealized losses on debt and
    equity securities                                     --             --             --      (369,759)     (369,759)
   Net earnings                                           --             --        737,309            --       737,309
                                                                                                           -----------
Total comprehensive income                                                                                     367,550

Acquisition and retirement of 4,234 shares of
   Common Stock                                       (4,234)            --        (76,255)           --       (80,489)
Acquisition and retirement of 7,500 shares of
   Class A Stock                                          --         (7,500)       (63,750)           --       (71,250)
Exercise of 7,500 shares of Class A Stock
   Pursuant to Stock options                              --          7,500         46,875            --        54,375
                                                 -----------    -----------    -----------   -----------   -----------
Balance as of March 31, 2002                     $   553,355      1,827,019     36,104,405      (242,418)   38,242,361
                                                 ===========    ===========    ===========   ===========   ===========

Balance as of December 31, 2002                  $   553,355      1,756,405     37,972,590       571,358    40,853,708

Comprehensive income:
   Net unrealized losses on debt and
    Equity securities                                     --             --             --      (267,574)     (267,574)
   Net unrealized loss on derivatives
    qualifying as hedges                                  --             --             --        (7,984)       (7,984)
   Net earnings                                           --             --        377,587            --       377,587
                                                                                                           -----------
Total comprehensive income                                                                                     102,029

Acquisition and retirement of 2,000 shares
   of Common Stock                                    (2,000)            --        (18,650)           --       (20,650)
Acquisition and retirement of 1,300 shares
   of Class A Stock                                        --        (1,300)       (11,310)           --       (12,610)
                                                 -----------    -----------    -----------   -----------   -----------
Balance as of March 31, 2003                     $   551,355      1,755,105     38,320,217       295,800    40,922,477
                                                 ===========    ===========    ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2003 and 2002

                                                            2003             2002
                                                        ------------     ------------
Cash flows from operating activities:
   Net earnings                                         $    377,587          737,309
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization                           397,434          293,584
     Net realized capital gains                             (226,122)         (17,653)
   Changes in:
Accrued interest receivable                                  104,685           58,262
Reinsurance recoverable                                   (1,779,651)         344,482
Receivables, net                                             293,572       (1,915,861)
Deferred policy acquisition costs                           (260,704)          28,274
Prepaid expenses and other assets                           (375,378)       2,537,306
Accounts payable and accrued liabilities                    (927,830)       1,243,230
Cash collateral held                                       2,320,089        1,755,650
Reserves for losses and loss adjustment expenses             630,133           92,188
Income taxes, net                                            158,243         (460,949)
Unearned premiums                                            967,717         (155,377)
                                                        ------------     ------------
   Net cash provided by operating activities               1,679,775        4,540,445
                                                        ------------     ------------

Cash flows from investing activities:
Proceeds from investments sold or matured:
   Fixed maturities-sold                                   6,652,707        2,571,465
   Fixed maturities-matured                               16,573,669        6,160,000
   Equity securities                                              --          636,490
   Short-term investments                                  5,066,635        3,920,669
Purchases of:
   Fixed maturities                                      (15,521,706)      (7,912,546)
   Equity securities                                      (2,500,000)      (1,185,000)
   Short-term investments                                 (6,420,517)      (3,863,471)
Capital expenditures                                         (32,902)         (71,817)
                                                        ------------     ------------
     Net cash provided by investing activities             3,817,886          255,790
                                                        ------------     ------------

Cash flows from financing activities:
   Repayments on long-term debt                             (597,557)        (418,870)
   Issuance of Class A Stock                                      --           54,375
   Payments for acquisition & retirement of stock            (33,260)        (151,540)
                                                        ------------     ------------
     Net cash used for financing activities                 (630,817)        (516,035)
                                                        ------------     ------------

Net change in cash and cash equivalents                    4,866,844        4,280,200

Cash and cash equivalents at beginning of period          18,724,560       12,784,806
                                                        ------------     ------------

Cash and cash equivalents at end of period              $ 23,591,404       17,065,006
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2003 and 2002.

                                                             Average
                                                             Shares        Per-Share
2003:                                          Earnings      Outstanding   Amount
                                               --------      -----------   ---------
Basic EPS:
         Earnings available to stockholders    $ 377,587     2,308,137     $ .16

Effect of Dilutive Securities:
         Stock options                                --        18,797       xxx
                                               ---------     ---------     -----

Diluted EPS:
         Earnings available to stockholders    $ 377,587     2,326,934     $ .16
                                               =========     =========     =====

2002:
Basic EPS:
         Earnings available to stockholders    $ 737,309     2,382,043     $ .31

Effect of Dilutive Securities:
         Stock options
                                                      --        54,343       xxx
                                               ---------     ---------     -----
Diluted EPS:
         Earnings available to stockholders    $ 737,309     2,436,386     $ .30
                                               =========     =========     =====

(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 2003 and 2002 was $35,247 and $117,985, respectively. Interest paid for the three months ended March 31, 2003 and 2002 was $289,132 and $282,344, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2003 and 2002:

                                                               2003          2002
                                                            ---------     ---------
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period,
    net of income tax                                       $(416,815)     (381,410)
Less reclassification adjustment for gains included in
    net income, net of income tax expense of $76,881 and
    $6,001 for 2003 and 2002, respectively                    149,241        11,651
                                                            ---------     ---------
Other comprehensive income (loss)                           $(267,574)     (369,759)
                                                            =========     =========

(5) Stock-Based Compensation

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

FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. The following tables illustrate the pro forma effect on net income and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of FAS 123 to its stock option program.

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the quarter ended March 31, 2003 and 2002 is as follows:

                                                               2003         2002
                                                             ---------    ---------
Net earnings as reported                                     $ 377,587      737,309
Add: Stock-based employee compensation reported in net
    earnings, net of related tax effects                            --           --
Deduct: Stock-based compensation expense determined under
    fair value based method, net of related tax effects       (32,067)           --
                                                             ---------    ---------
Net earnings, pro forma                                      $ 345,520      737,309
                                                             =========    =========

Earnings per share
  Basic and diluted - as reported                            $.16/$.16      .31/.30
  Basic and diluted - pro forma                              $.15/$.15      .31/.30

The significant assumptions used during the year in estimating the fair value on the date of the grant for original options and reload options granted in 2002 were as follows:

                                                              2002
                                                              ----
Expected life of stock options, in years                       9
Expected volatility of ACMAT stock                            44%
Risk-free interest rate                                      4.0
Expected annual dividend yield                                --
Expected annual forfeiture rate                               --

No options were granted in 2003.

(6) New Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is not impacted by this new standard which took effect on January 1, 2003.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company is not impacted by this new standard.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 2003 and 2002 is summarized as follows:

                                                   2003              2002
                                               -----------       -----------
Revenues:
ACSTAR Bonding                                 $ 1,747,851         1,132,867
United Coastal Liability Insurance               1,399,415         1,238,216
ACMAT Contracting                                1,412,151         5,871,677
                                               -----------       -----------
                                               $ 4,559,417         8,242,760
                                               ===========       ===========
Operating Earnings (Loss):
ACSTAR Bonding                                 $   671,718          (238,180)
United Coastal Liability Insurance                 435,049        (1,263,153)
ACMAT Contracting                                 (248,310)         (915,824)
                                               -----------       -----------
                                               $   858,457        (2,417,157)
                                               ===========       ===========

Depreciation and Amortization:
ACSTAR Bonding                                     130,025            99,141
United Coastal Liability Insurance                 145,611            49,703
ACMAT Contracting                                  121,798           144,740
                                               -----------       -----------
                                                   397,434           293,584
                                               ===========       ===========

Identifiable Assets:                          March 31, 2003   December 31, 2002
                                              --------------   -----------------
ACSTAR Bonding                                 $ 58,762,113        56,407,938
United Coastal Liability Insurance               48,099,257        46,443,389
ACMAT Contracting                                17,572,700        19,113,436
                                               ------------      ------------
                                               $124,434,070       121,964,763
                                               ============      ============

The components of revenue for each segment for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                          2003          2002
                                                       ----------    ----------
ACSTAR Bonding:
  Premiums                                             $1,177,974       803,178
  Investment income, net                                  323,486       330,380
  Capital gains (losses)                                  180,145          (237)
  Other                                                    66,246          (454)
                                                       ----------    ----------
                                                       $1,747,851     1,132,867
                                                       ==========    ==========

United Coastal Liability Insurance:
  Premiums                                             $1,081,829       736,358
  Investment income, net                                  265,915       481,360
  Capital gains                                            45,977        17,890
  Other                                                     5,694         2,608
                                                       ----------    ----------
                                                       $1,399,415     1,238,216
                                                       ==========    ==========
ACMAT Contracting:
  Contract revenues                                    $  724,293     5,167,531
  Investment income, net                                    5,414        42,773
  Intersegment revenue:
    Rental income                                         178,702       369,979
    Underwriting services and agency commissions          415,026       191,731
  Other                                                    88,716        99,663
                                                       ----------    ----------
                                                       $1,412,151     5,871,677
                                                       ==========    ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                    2003                2002
                                                ------------       ------------
Revenue:
   Total revenue for reportable segments        $  4,559,417          8,242,760
   Life insurance proceeds, net                           --          3,348,903
   Intersegment eliminations                        (554,224)          (530,527)
                                                ------------       ------------
                                                $  4,005,193         11,061,136
                                                ============       ============

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

                                                                 2003           2002
                                                              ----------     ----------
Operating Earnings:
   Total operating earnings (loss) for reportable segments    $  858,457     (2,417,157)
   Interest expense                                             (287,380)      (537,214)
   Life insurance proceeds, net                                       --      3,348,903
                                                              ----------     ----------
                                                              $  571,077        394,532
                                                              ==========     ==========

Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable selling, general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable general and administrative expenses.

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $377,587 for the three months ended March 31, 2003 compared to $737,309 for the same period a year ago. Net earnings in 2003 also reflects an increase in earned premiums offset in part by a decrease in losses and loss adjustment expenses. The decrease in net earnings is largely due to the absence of a one-time benefit from life insurance proceeds received in 2002. The net earnings in 2002 reflects the net effect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits. Net earnings in 2002 were also negatively impacted by an increase to loss reserves due to adverse development in prior years and additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

Revenues were $4,005,193 for the three months ended March 31, 2003 compared to $11,061,136 for the same period in 2002. The 2002 revenues reflects the net affect of life insurance proceeds and related obligations due to the death of the Chairman and President of the Company and increased construction revenues. Earned premiums were $2,259,803 for the three months ended March 31, 2003 compared to $1,539,536 for the same period a year ago. Contract revenues were $724,293 for the three months ended March 31, 2003 compared to $5,167,531 for the same period a year ago. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $634,319 for the three months ended March 31, 2003 compared to $884,513 for the same period in 2002. The decrease in investment income was primarily related to a slight decrease in invested assets and a decrease in the effective yield on those invested assets. Net realized capital gains were $226,122 for the three months ended March 31, 2003 compared to $17,653 for the same period a year ago.

Life insurance proceeds received in 2002 reflect the net proceeds of several key-man life insurance policies totaling approximately $8,800,000. In addition, the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5,500,000. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

Other income was $160,656 for the three months ended March 31, 2003 compared to $103,000 for the same period in 2002. Other income is primarily comprised of rental income.

Losses and loss adjustment expenses were $786,124 for the three months ended March 31, 2003 compared to $2,581,543 for the same period a year ago. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. Amortization of policy acquisition costs were $427,350 for the three months ended March 31, 2003 compared to $432,563 for the same period in 2002.

Costs of contract revenues were $638,385 for the three months ended March 31, 2003 compared to $5,674,741 for the same period a year ago. The gross profit margin on construction projects was 12% in 2003 compared to a gross loss margin of (10%) in 2002. The Company incurred additional remediation expenses involving a construction project in 2002 that significantly exceeded the original estimate. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,294,877 for the three months ended March 31, 2002 compared to $1,440,543 for the same period a year ago. The decrease in general and administrative expenses reflects a decrease in depreciation expense and a one-time investment write-off in 2002.

Interest expense was $287,380 for the three months ended March 31, 2003 compared to $537,214 for the same period in 2002. The decrease in interest expense is due to the decrease in long-term debt and the replacement of high interest-bearing debt with lower interest bearing debt during the fourth quarter of 2002.

Income tax expense was $193,490 for the three months ended March 31, 2003 compared to income tax benefit $342,777 for the same period a year ago representing effective tax rates of 33.4% and (87%), respectively. The effective tax rate in 2003 reflects the Company's reduction in tax-exempt interest. The effective rate in 2002 reflects the recognition of net life insurance proceeds which are exempt for income tax purposes.

Results of Operations by Segment:

      ACSTAR BONDING:
                                             2003             2002
                                          ----------       ---------
      Revenue                             $1,747,851       1,132,867
      Operating Earnings (Loss)           $  671,718        (238,180)

Revenues for the ACSTAR Bonding segment were $1,747,851 for the three months ended March 31, 2003 compared to $1,132,867 for the same period in 2002. Net written premiums were $1,252,689 for the three months ended March 31, 2003 compared to $667,132 for the three months ended March 31, 2002. Earned premiums were $1,177,974 for the three months ended March 31, 2003 compared to $803,178 for the three months ended March 31, 2002.

The increase in net written premiums and earned premiums for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, reflect the impact of the favorable insurance market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards.

Investment income was $323,486 for the three months ended March 31, 2003 compared to $330,380 for the same period a year ago. The 2003 investment income reflects an increase in invested assets offset by a decrease in the effective yield on those invested assets. Net realized capital gains were $180,145 for the three months ended March 31, 2003 compared to net realized capital losses of $237 for the same period a year ago.

ACSTAR Bonding segment had operating earnings of $671,718 for the three months ended March 31, 2003 compared to operating losses of ($238,180) for the same period in 2002. The 2003 operating earnings reflect the increase in earned premiums and the decrease in losses and loss adjustment expenses. The operating loss in 2002 is due primarily to the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $353,392 for the three months ended March 31, 2003 compared to $660,636 for the same period a year ago. The 2002 losses and loss adjustment expenses reflect increases attributable to the strengthening of loss reserves due to adverse development in prior years and also reflects the emergence of adverse loss trends in 2002. During the three-month period ended March 31, 2002, the Company increased ACSTAR reserves by a net amount of $500,000. Amortization of policy acquisition costs was $432,168 for the three months ended March 31, 2003 compared to $338,028 for the same period in 2002. The increase in amortization of policy acquisition costs reflects the increase in earned premiums in 2003.

General and administrative expenses were $290,573 for the three months ended March 31, 2003 compared to $372,383 for the same period a year ago. The decrease in general and administrative expenses is due primarily to a decrease in rental expense charged by ACMAT effective January 1, 2003.

      UNITED COASTAL LIABILITY
      INSURANCE:
                                               2003            2002
                                            ----------      ----------
      Revenue                               $1,399,415       1,238,216
      Operating Earnings (Loss)             $  435,049      (1,263,153)

Revenues for the United Coastal Liability Insurance segment were $1,399,415 for the three months ended March 31, 2003 compared to $1,238,216 for the same period in 2002. Net written premiums were $2,036,492 for the three months ended March 31, 2003 compared to $804,755 for the three months ended March 31, 2002. The increase in 2003 net written premiums compared to 2002 reflects the impact of the favorable insurance rate market. United Coastal has experienced a significant increase in business opportunities over the past twelve months that meet United Coastal's underwriting standards. Earned premiums were $1,081,829 for the three months ended March 31, 2003 compared to $736,358 for the three months ended March 31, 2002. The increase in 2003 earned premiums reflect the increase in net written premiums in 2003.

Investment income was $265,915 for the three months ended March 31, 2003 compared to $481,360 for the same period a year ago. The decrease in investment income was primarily related to a decrease in invested assets as a result of dividends distributed to the parent company to reduce corporate debt as well as a significant amount of early principal paydowns on mortgage-backed securities due to the interest rate environment. The effective yield on the invested assets has also decreased. Net realized capital gains were $45,977 for the three months ended March 31, 2003 as compared to realized capital gains of $17,890 for the same period a year ago.

United Coastal Liability Insurance segment incurred an operating earnings of $435,049 for the three months ended March 31, 2003 as compared to operating losses of ($1,263,153) for the same period in 2002. The 2003 operating earnings reflect the increase in earned premiums and the decrease in losses and loss adjustment expenses. The operating loss in 2002 is due primarily to the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $432,732 for the three months ended March 31, 2003 compared to $1,920,907 for the same period a year ago. The 2002 losses and loss adjustment expenses reflect increases attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased United Coastal reserves by a net amount of $1,700,000. Amortization of policy acquisition costs were $293,713 for the three months ended March 31, 2003 as compared to $219,879 for the same period in 2002. The increase in amortization of policy acquisition costs is primarily attributable to the increase in earned premiums.

General and administrative expenses were $237,921 for the three months ended March 31, 2003 compared to $360,583 for the same period a year ago. The decrease in general and administrative expenses is due primarily to the absence of expenses related to the statutory audit by The Arizona Insurance Department conducted in 2002 and a decrease in 2003 rental expense charged by ACMAT effective January 1, 2003.

      ACMAT CONTRACTING:
                                                2003             2002
                                             ----------       ---------
      Revenue                                $1,412,151       5,871,677
      Operating Earnings (Loss)               ($248,310)       (915,824)

Revenues for the ACMAT Contracting segment were $1,412,151 for the three months ended March 31, 2003 compared to $5,871,677 for the same period in 2002. The 2003 decrease in revenue reflects a decrease in contract revenues compared to 2002 due to the completion of most of the backlog during 2002.

Operating losses for the ACMAT Contracting segment were $248,310 for the three months ended March 31, 2003 compared to operating losses of $915,824 for the same period a year ago. The operating losses in 2003 is due primarily to the significant decrease in contract revenue and the decrease in rental income charged to ACSTAR and United Coastal effective January 1, 2003. The operating loss in 2002 is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

The 2003 decrease in revenue reflects the completion of most of the backlog in 2002. Contract revenue depends greatly on the successful securement of contracts bid and execution. The Company is substantially complete with its current projects and its current backlog relates to primarily one profitable project. The backlog at March 31, 2003 was $400,000 compared to $9,600,000 at March 31, 2002. The significant decrease in backlog reflects the significant number of contractors competing for a limited number of projects available in our market place.

Cost of contract revenues were $638,385 for the three months ended March 31, 2003 compared to $5,674,741 for the same period in 2001. The gross profit margin on construction projects was 12% in 2003 compared to gross loss margin of 10% in 2002. Gross margin fluctuations each year based upon the profitability of specific projects.

General and administrative expenses were $1,022,076 for the three months ended March 31, 2003 compared to $1,112,760 for the same period a year ago. The decrease in general and administrative expenses for the three month period ended March 31, 2003 compared to the same period a year ago is due to a decrease in depreciation and a one-time investment write-off in 2002.

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

Management believes that the reserves for losses and loss adjustment expenses at March 31, 2003 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves.

Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 34.8% and 167.7% for the three-month periods ended March 31, 2003 and 2002, respectively. The 2002 losses and loss adjustment expenses increases are attributable to the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 55.5% and 83.8% for the three-month period ended March 31, 2003 and 2002, respectively. The decrease in the 2003 expense ratio results primarily from the increase in earned premiums and lower rental expense. The Company's insurance subsidiaries' combined ratios under GAAP were 90.3% and 251.5% for the three-month period ended March 31, 2003 and 2002, respectively.

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

ACMAT's principal sources of funds are dividends from its wholly-owned subsidiaries, insurance underwriting fees from its subsidiaries, construction contracting operations and rental income. Management believes that these sources of funds are adequate to service its indebtedness. ACMAT has relied on dividends from its insurance subsidiaries to repay debt.

The Company provided cash flow from operations of $1,679,775 for the three-month period ended March 31, 2003 compared to $4,540,445 for the same period in 2002. The cash flow from operations is due primarily to the increase in cash collateral. Net cash flows provided from operations in 2002 were provided from net life insurance proceeds and cash collateral. Substantially all of the Company's cash flow was used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities in the first quarter of 2003 amounted to $3,817,886 compared to $255,790 for the same period in 2002. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses

The terms of the Company's debt agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted. The Company is in compliance with all covenants at March 31, 2003.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of March 31, 2003.

During the three-month period ended March 31, 2003, the Company purchased, in the open market and privately negotiated transactions, 2,000 shares of its Common Stock at an average price of $10.33 per share. In addition, the Company purchased, in the open market and privately negotiated transactions, 1,300 shares of its Class A Stock at an average price of $9.70 per share during the three-month period ended March 31, 2003.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic State insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic State insurance departments, are limited to approximately $4,491,000 in 2003.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 2003 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at March 31, 2003 include the following:

Payment due by Period             Total         2003       2004/2005     2006/2007     After 2006
                                  -----         ----       ---------     ---------     ----------
Long-Term Debt (principal)     $20,914,364   $1,807,831    $5,223,604    $5,217,451    $8,665,478

The Company also has cash collateral of $28,311,134 at March 31, 2003, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

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

                                ACMAT CORPORATION


Date:  May 15, 2003                 /s/ Henry W. Nozko, Jr.
                                    -----------------------
                                    Henry W. Nozko, Jr.,  President, Chairman
                                    Chief Executive Officer, and Treasurer


Date:  May 15, 2003                 /s/ Michael P. Cifone
                                    ---------------------
                                    Michael P. Cifone, Senior Vice President
                                    (Principal Financial and Accounting Officer)

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

Date:    May 15, 2003
                                                       /s/ Henry W. Nozko, Jr.
                                                       -------------------------
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Michael P. Cifone., certify that:

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


Date: May 15, 2003
                                                    /s/ Michael P. Cifone
                                                    ----------------------------
                                                    Chief Financial Officer