Form 10-Q
period 2003-06-30
ACMAT CORP
filed 2003-08-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                               Yes  [X]   No   [ ]

Indicate by check mark whether the registrant is an accelerated filed (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares outstanding
Title of Class                                                at July 31, 2003
--------------                                                ------------------
   Common Stock                                                      551,355
   Class A Stock                                                   1,745,104

                                TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION                                               PAGE
                                                                            ----
   Item 1.    Unaudited Financial Statements
              Consolidated Balance Sheets                                     3
              Consolidated Statements of Earnings                             4
              Consolidated Statements of Stockholders' Equity                 5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Financial Statements                      7

   Item 2.    Management's Discussion and Analysis of
              Financial Conditions and Results of Operations                 13

Part II  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders            18

   Item 5.    Other Matters                                                  18

   Item 6.    Exhibits and Reports on Form 8-K                               18

   Signatures                                                                19

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              June 30,       December 31,
Assets                                                                          2003             2002
------                                                                      -------------    ------------
                                                                             (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Amortized Cost of
   $58,231,774 in 2003 and $59,872,707 in 2002)                             $ 59,009,975      60,919,291
   Equity securities, at fair value (Cost of $7,665,262 in 2003 and
   $6,700,559 in 2002                                                          8,085,914       6,697,150
   Short-term investments, at cost which approximates fair value              20,358,346       2,132,966
                                                                            ------------     -----------
      Total investments                                                       87,454,235      69,749,407
Cash and cash equivalents                                                      9,888,071      18,724,560
Accrued interest receivable                                                      367,243         452,724
Receivables, net                                                               2,856,603       2,580,046
Reinsurance recoverable                                                        9,903,050       8,383,894
Prepaid expenses                                                                 229,480         161,712
Income tax receivable                                                            141,563         308,459
Deferred income taxes                                                          2,523,419       2,639,582
Property & equipment, net                                                     11,444,473      11,723,140
Deferred policy acquisition costs                                              1,720,197       1,270,669
Other assets                                                                   3,431,510       4,050,210
Intangibles                                                                    1,920,360       1,920,360
                                                                            ------------     -----------
                                                                             131,880,204     121,964,763
                                                                            ============     ===========
Liabilities & Stockholders' Equity
----------------------------------

Accounts payable                                                               1,056,170       2,260,950
Reserves for losses and loss adjustment expenses                              25,904,916      25,642,865
Unearned premiums                                                              6,563,491       4,660,194
Collateral held                                                               35,250,814      25,991,045
Other accrued liabilities                                                      1,213,528       1,044,080
Long-term debt                                                                20,314,632      21,511,921
                                                                            ------------     -----------
      Total liabilities                                                       90,303,551      81,111,055

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 551,355 shares authorized;
      and 553,355 shares issued and outstanding)                                 551,355         553,355
   Class A Stock (No par value; 1,745,105 shares authorized;
      and 1,756,405 shares issued and outstanding)                             1,745,105       1,756,405
   Retained earnings                                                          38,753,907      37,972,590
   Accumulated other comprehensive income                                        526,286         571,358
                                                                            ------------     -----------
   Total Stockholders' Equity                                                 41,576,653      40,853,708
                                                                            ------------     -----------
                                                                            $131,880,204     121,964,763
                                                                            ============     ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                Three months ended               Six months ended
                                                      June 30                        June 30
                                             -------------------------      --------------------------
                                                2003           2002            2003            2002
                                             ----------     ----------      ----------     -----------
Contract revenues                            $  286,820      6,634,068       1,011,113      11,801,599
Earned premiums                               3,118,193      2,058,341       5,377,996       3,597,877
Investment income, net                          620,919        913,114       1,255,238       1,797,627
Net realized capital gains (losses)              22,649           (691)        248,771          16,962
Life insurance proceeds, net                         --             --              --       3,348,903
Other income                                    303,597        265,357         464,253         368,357
                                             ----------     ----------      ----------     -----------
                                              4,352,178      9,870,189       8,357,371      20,931,325
                                             ----------     ----------      ----------     -----------

Cost of contract revenues                       305,244      6,937,171         943,629      12,611,912
Losses and loss adjustment expenses           1,077,195        496,680       1,863,319       3,078,223
Amortization of policy acquisition costs        597,346        416,256       1,024,696         848,819
General and administrative expenses           1,322,413      1,254,136       2,617,290       2,694,679
Interest expense                                267,049        505,868         554,429       1,043,082
                                             ----------     ----------      ----------     -----------
                                              3,569,247      9,610,111       7,003,363      20,276,715
                                             ----------     ----------      ----------     -----------

Earnings before income taxes (benefits)         782,931        260,078       1,354,008         654,610

Income taxes (benefits)                         278,341       (546,085)        471,831        (888,862)
                                             ----------     ----------      ----------     -----------

Net earnings                                 $  504,590        806,163         882,177       1,543,472
                                             ==========     ==========      ==========     ===========

Basic earnings per share                     $      .22            .34             .38             .65

Diluted earnings per share                   $      .22            .33             .38             .63

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             June 30, 2003 and 2002

                                                                                      Accumulated
                                              Common        Class A                      Other          Total
                                             Stock Par     Stock Par     Retained    Comprehensive  Stockholders'
                                               Value         Value       Earnings       Income         Equity
                                            ------------  -----------  ------------  -------------  -------------
Balance as of December 31, 2001             $   557,589    1,827,019    35,460,226      127,341       37,972,175

Comprehensive income:

    Net unrealized gains on debt
     and equity securities                           --           --            --      313,534          313,534

    Net earnings                                     --           --     1,543,472           --        1,543,472
                                                                                                     -----------

Total comprehensive income                                                                             1,857,006

    Acquisition and retirement of
     4,234 shares of Common Stock                (4,234)          --       (76,255)          --          (80,489)

    Acquisition and retirement of
     9,500 shares of Class A Stock                   --       (9,500)      (83,390)          --          (92,890)

    Exercise of 7,500 shares of Class A
     Stock pursuant to Stock options                 --        7,500        46,875           --           54,375
                                            -----------   ----------   -----------     --------      -----------

Balance as of June 30, 2002                 $   553,355    1,825,019    36,890,928      440,875       39,710,177
                                            ===========   ==========   ===========     ========      ===========

Balance as of December 31, 2002             $   553,355    1,756,405    37,972,590      571,358       40,853,708

Comprehensive income:

    Net unrealized gains on debt
     and equity securities                           --           --            --       45,059           45,059

    Net unrealized losses on
     derivatives qualifying as hedges                --           --            --      (90,131)         (90,131)

    Net earnings                                     --           --       882,177           --          882,177
                                                                                                     -----------

Total comprehensive income                                                                               837,105

    Acquisition and retirement of
     2,000 shares of Common Stock                (2,000)          --       (18,650)          --          (20,650)

    Acquisition and retirement of
     11,300 shares of Class A Stock                  --      (11,300)      (82,210)          --          (93,510)
                                            -----------   ----------   -----------     --------      -----------

Balance as of June 30, 2003                 $   551,355    1,745,105    38,753,907      526,286       41,576,653
                                            ===========   ==========   ===========     ========      ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended June 30, 2003 and 2002

                                                                                         2003              2002
                                                                                     -------------     ------------
Cash flows from operating activities:
     Net earnings                                                                    $    882,177        1,543,472
     Adjustments to reconcile net earnings to net cash used for operating activities:
        Depreciation and amortization                                                     766,226          532,199
        Net realized capital (gains) losses                                              (248,771)         (16,962)
        Changes in:
            Accrued interest receivable                                                    85,481          172,242
            Reinsurance recoverable                                                    (1,519,156)      (3,392,266)
            Receivables, net                                                             (276,557)      (3,018,679)
            Deferred policy acquisition costs                                            (449,528)        (110,420)
            Prepaid expenses and other assets                                             550,932        1,884,807
            Accounts payable and other accrued liabilities                             (1,133,449)       2,137,883
            Reserves for losses and loss adjustment expenses                              262,051        4,811,858
            Collateral held                                                             9,259,769          456,608
            Income taxes, net                                                             255,731       (1,417,166)
            Unearned premiums                                                           1,903,297          471,012
                                                                                     ------------      -----------
                 Net cash provided by operating activities                             10,338,203        4,054,588
                                                                                     ------------      -----------

Cash flows from investing activities:
     Proceeds from investments sold or matured:
        Fixed maturities-sold                                                           6,652,707        4,395,321
        Fixed maturities-matured                                                       20,481,634        8,590,000
        Equity securities                                                               2,082,649          636,490
        Short term investments                                                          7,457,791        4,407,970
     Purchases of:
        Fixed maturities                                                              (25,656,946)     (12,232,708)
        Equity securities                                                              (3,100,000)      (2,275,000)
        Short-term investments                                                        (25,683,172)      (5,728,097)
     Capital expenditures                                                                 (97,906)        (153,706)
                                                                                     ------------      -----------
            Net cash used for investing activities                                    (17,863,243)      (2,359,730)
                                                                                     ------------      -----------

Cash flows from financing activities:
     Repayments on long-term debt                                                      (1,197,289)      (1,990,379)
     Issuance of Class A Stock                                                                 --           54,375
     Payments for acquisition & retirement of stock                                      (114,160)        (173,377)
                                                                                     ------------      -----------
            Net cash used for financing activities                                     (1,311,449)      (2,109,381)
                                                                                     ------------      -----------

Net change in cash                                                                     (8,836,489)        (414,523)

Cash at beginning of period                                                            18,724,560       12,784,806
                                                                                     ------------      -----------

Cash at end of period                                                                $  9,888,071       12,370,283
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended June 30, 2003 and 2002:

                                                                    Weighted
                                                                    Average
                                                                    Shares          Per-Share
2003:                                                Earnings       Outstanding     Amount
-----                                                --------       -----------     ------
Basic EPS:
            Earnings available to stockholders       $504,590       2,301,734       $.22

Effect of Dilutive Securities:
            Stock options                                  --          15,591
                                                     --------       ---------

Diluted EPS:
            Earnings available to stockholders       $504,590       2,317,325       $.22
                                                     ========       =========       ====

2002:
-----
Basic EPS:

            Earnings available to stockholders       $806,163       2,379,032       $.34

Effect of Dilutive Securities:
            Stock options                                  --          68,423
                                                     ---------       --------

Diluted EPS:
            Earnings available to stockholders       $806,163       2,447,455       $.33
                                                     ========       =========       ====

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six-month periods ended June 30, 2003 and 2002:

                                                                        Weighted
                                                                        Average
                                                                        Shares           Per-Share
2003:                                                 Earnings          Outstanding      Amount
-----                                                 --------          -----------      ------
Basic EPS:
            Earnings available to stockholders        $  882,177        2,304,918        $.38

Effect of Dilutive Securities:
            Stock options                                     --           17,832
                                                      ----------        ---------

Diluted EPS:
            Earnings available to stockholders        $  882,177        2,322,750        $.38
                                                      ==========        =========        ====

2002:
Basic EPS:

            Earnings available to stockholders        $1,543,472        2,380,529        $.65

Effect of Dilutive Securities:
            Stock options                                     --           62,783
                                                      ----------        ---------

Diluted EPS:
            Earnings available to stockholders        $1,543,472        2,443,312        $.63
                                                      ==========        =========        ====

      The Convertible Notes were anti-dilutive in 2003 and 2002.

(3) Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2003 and 2002 was $216,100 and $538,302, respectively. Interest paid for the six months ended June 30, 2003 and 2002 was $559,451 and $1,098,178, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income and the related tax effects for the six months ended June 30, 2003 and 2002:

                                                                                       2003         2002
                                                                                     --------     --------
Unrealized gains on investments:
Unrealized holding gain arising during period                                        $209,248     $324,729
Less reclassification adjustment for gains included in net income, net of income
  tax expense of $84,582 and $5,767 for 2003 and 2002, respectively                   164,189       11,195
                                                                                     --------     --------
Other comprehensive income                                                           $ 45,059     $313,534
                                                                                     ========     ========

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

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                               Three Months Ended           Six Months Ended
                                                              ----------------------     -----------------------
                                                                 2003         2002         2003           2002
                                                              ----------     -------     ---------     ---------
Net earnings as reported                                      $ 504,590      806,163      882,177      1,543,472
Add: Stock-based employee compensation reported in net
earnings, net of related tax effects                                 --           --           --             --
Deduct: Stock-based compensation expense determined
under fair value based method, net of related tax effects       (32,067)          --      (64,134)            --
                                                              ---------      -------     --------      ---------
Net earnings, pro forma                                       $ 472,523      806,163      818,043      1,543,472
                                                              =========      =======     ========      =========
Earnings per share
  Basic and diluted - as reported                             $.22/$.22      .34/.33      .38/.38        .65/.63
  Basic and diluted - pro forma                               $.21/$.20      .34/.33      .35/.35        .65/.63

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

(8) Life Insurance Proceeds, net

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

(9) Segment Reporting

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

3. ACCOUNTING STANDARDS NOT YET ADOPTED

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN
46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. It also applies to interim periods beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity.

The Company holds mortgage-backed and asset-backed securities which are considered variable interest entities. For purposes of applying FIN 46, the Company is evaluating investments which were acquired or created prior to February 1, 2003 to determine whether such investments should be consolidated or disclosed as variable interest entities in the Company's future financial statements.

The Company continues to assess the impact, if any, that the consolidation and disclosure provisions of FIN 46 may have on the consolidated financial statements.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and six-month periods ended June 30, 2003 and 2002 is summarized as follows:

                                            Three Months ended                 Six Months ended
                                        ---------------------------      ----------------------------
                                           2003            2002             2003             2002
                                        -----------     -----------      -----------      -----------
Revenues:
 ACSTAR Bonding                         $ 1,800,826       1,545,516        3,548,677        2,678,383
 United Coastal Liability Insurance       1,754,968       1,338,764        3,154,383        2,576,980
 ACMAT Contracting                        1,497,810       7,615,271        2,909,961       13,486,948
                                        -----------     -----------      -----------      -----------
                                        $ 5,053,604      10,499,551        9,613,021       18,742,311
                                        ===========     ===========      ===========      ===========

Operating Earnings (Loss):
 ACSTAR Bonding                         $   402,102         599,538        1,073,820          361,358
 United Coastal Liability Insurance         457,252         759,350          892,301         (503,803)
 ACMAT Contracting                          190,626        (592,942)         (57,684)      (1,508,766)
                                        -----------     -----------      -----------      -----------
                                        $ 1,049,980         765,946        1,908,437       (1,651,211)
                                        ===========     ===========      ===========      ===========

Depreciation and Amortization:
 ACSTAR Bonding                         $   189,095          99,280          319,120          198,421
 United Coastal Liability Insurance          57,693          50,712          203,304          100,415
 ACMAT Contracting                          122,004          88,623          243,802          233,363
                                        -----------     -----------      -----------      -----------
                                        $   368,792         238,615          766,226          532,199
                                        ===========     ===========      ===========      ===========

Identifiable Assets:                            June 30, 2003                   December 31, 2002
                                                -------------                   -----------------
 ACSTAR Bonding                                 $ 66,766,823                        56,407,938
 United Coastal Liability Insurance               48,751,036                        46,443,389
 ACMAT Contracting                                16,362,345                        19,113,436
                                                ------------                       -----------
                                                $131,880,204                       121,964,763
                                                ============                       ===========

The components of revenue for each segment for the three and six-month periods ended June 30, 2003 and 2002 are as follows:

                                             Three Months ended                Six Months ended
                                        ----------------------------     -----------------------------
                                            2003            2002             2003             2002
                                        ------------     -----------     ------------     ------------
ACSTAR Bonding:
   Premiums                             $ 1,700,822       1,208,216        2,878,796        2,011,394
   Investment income, net                   248,840         338,004          572,326          668,384
   Capital gains                             22,649              --          202,794             (237)
   Other                                   (171,485)           (704)        (105,239)          (1,158)
                                        -----------      ----------      -----------      -----------
                                        $ 1,800,826       1,545,516        3,548,677        2,678,383
                                        ===========      ==========      ===========      ===========
United Coastal Liability Insurance:
   Premiums                             $ 1,417,371         850,125        2,499,200        1,586,483
   Investment income, net                   326,008         484,704          591,923          966,064
   Capital gains/(losses)                        --            (691)          45,977           17,199
   Other                                     11,589           4,626           17,283            7,234
                                        -----------      ----------      -----------      -----------
                                        $ 1,754,968       1,338,764        3,154,383        2,576,980
                                        ===========      ==========      ===========      ===========
ACMAT Contracting:
   Contract revenues                    $   286,820       6,634,068        1,011,113       11,801,599
   Investment income, net                     1,818          40,892            7,232           83,665
   Intersegment revenue:
      Rental income                         232,040         305,340          410,742          675,319
      Underwriting services, agency
       commissions and funds
       administration services               513,639         372,353          928,665          564,084
    Other                                    463,493         262,618          552,209          362,281
                                         -----------      ----------      -----------      -----------
                                         $ 1,497,810       7,615,271        2,909,961       13,486,948
                                         ===========      ==========      ===========      ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                       Three Months ended                 Six Months ended
                                                  -----------------------------     -----------------------------
Revenue:                                              2003             2002             2003             2002
                                                  ------------     ------------     ------------     ------------
      Total revenue for reportable segments       $ 5,053,604       10,499,551        9,613,021       18,742,311
      Life insurance proceeds, net                         --               --               --        3,348,903
      Intersegment eliminations                       701,426         (629,362)       1,255,650       (1,159,889)
                                                  -----------      -----------      -----------      -----------
                                                  $ 4,352,178        9,870,189        8,357,371       20,931,325
                                                  ===========      ===========      ===========      ===========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

Operating Earnings:
      Total operating earnings for reportable
        segments                                  $ 1,049,980          765,946        1,908,437       (1,651,211)
      Interest expense                               (267,049)        (505,868)        (554,429)      (1,043,082)
      Life insurance proceeds, net                         --               --               --        3,348,903
                                                  -----------      -----------      -----------      -----------
                                                  $   782,931          260,078        1,354,008          654,610
                                                  ===========      ===========      ===========      ===========

Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable selling, general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable, general and administrative expenses.

                                ACMAT CORPORATION

Item 2: Management's Discussion and Analysis of
        Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $504,590 for the three months ended June 30, 2003 compared to $806,163 for the same period a year ago. The decrease in net earnings for the three months ended June 30, 2003 compared to the same period a year ago reflects the absence of a tax benefit in 2003 offset by an increase in earned premium in 2003. Net earnings for the six months ended June 30, 2003 were $882,177 compared to $1,543,472 for the six months ended June 30, 2002. The decrease in net earnings for the six months ended June 30, 2003 compared to 2002 is largely due to the absence of a one-time benefit from life insurance proceeds received in 2002 offset in part by an increase in earned premium and a decrease in loss and loss adjustment expense. The net earnings for the six months ended June 30, 2002 reflects the net effect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits offset by an increase to loss reserves due to adverse development in prior years and additional remediation expenses incurred on a construction project significantly exceeded the original estimate.

Revenues were $4,352,178 for the three months ended June 30, 2003 compared to $9,870,189 for the same period in 2002. Revenues were $8,357,371 for the six months ended June 30, 2003 compared to $20,931,325 for the same period in 2002. Earned premiums were $3,118,193 for the three months ended June 30, 2003 compared to $2,058,341 for the same period a year ago. Earned premiums were $5,377,996 for the six months ended June 30, 2003 compared to $3,597,877 for the same period in 2002. Contract revenues were $286,820 for the three months ended June 30, 2003 compared to $6,634,068 for the same period a year ago. Contract revenues were $1,011,113 for the six months ended June 30, 2003 compared to $11,801,599 for the six months ended June 30, 2002. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $620,919 for the three months ended June 30, 2003 compared to $913,114 for the same period in 2002. Investment income was $1,255,238 for the six months ended June 30, 2003 compared to $1,797,627 for the same period in 2002. The decrease in investment income was primarily related to a decrease in the yield on invested assets offset in part by an increase in invested assets. Net realized capital gains for the three months ended June 30, 2003 were $22,649 compared to net realized capital losses of $691 for the same period a year ago. Net realized capital gains were $248,771 for the six months ended June 30, 2003 compared to net realized capital gains of $16,962 for the same period a year ago.

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

Other income was $303,597 for the three months ended June 30, 2003 compared to $265,357 for the same period in 2002. Other income was $464,253 for the six months ended June 30, 2003 compared to $368,357 for the six months ended June 30, 2002. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $1,077,195 for the three months ended June 30, 2003 compared to $496,680 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended June 30, 2003 compared to the same period a year ago reflects an increase in the current year loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $1,863,319 for the six months ended June 30, 2003 compared to $3,078,223 for the same period a year ago. The losses and loss adjustment expenses for the six month period ended June 30, 2002 is attributable to the strengthening of loss reserves due to adverse development in prior years. During the six-month period ended June 30, 2002, the Company increased reserves by a net amount of $2,200,000. Amortization of policy acquisition costs were $597,346 for the three months ended June 30, 2003 compared to $416,256 for the same period in 2002. Amortization of policy acquisition costs were $1,024,696 for the six months ended June 30, 2003 compared to $848,819 for the six months ended June 30, 2002. The increase in amortization of policy acquisition costs reflects increase in earned premium offset in part by a decrease in commissions paid.

Costs of contract revenues were $305,244 for the three months ended June 30, 2003 compared to $6,937,171 for the same period a year ago, representing gross profit (loss) margin (6.4)% and (4.6)%, respectively. Costs of contract revenues were $943,629 for the six months ended June 30, 2003 compared to $12,611,912 for the same period a year ago, representing gross profit (loss) margins of 6.7% and (6.9)%, respectively. The Company incurred additional remediation expenses on a construction project that significantly exceeded the original estimate. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,322,413 for the three months ended June 30, 2003 compared to $1,254,136 for the same period a year ago. The increase in general and administrative expense for the three month period ended June 30, 2003 compared to the same period a year ago reflects an increase in bad debt expense in 2003. General and administrative expenses were $2,617,290 for the six months ended June 30, 2003 compared to $2,694,679 for the six months ended June 30, 2002. The decrease in general and administrative expenses for the six months ended June 30, 2003 compared to 2002 is due primarily to a one-time investment write-off in 2002.

Interest expense was $267,049 for the three months ended June 30, 2003 compared to $505,868 for the same period in 2002. Interest expense was $554,429 for the six months ended June 30, 2003 compared to $1,043,082 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt and replacement of high-interest bearing debt with lower interest-bearing debt during the fourth quarter of 2002.

Income tax expense was $278,341 for the three months ended June 30, 2003 compared to income tax benefit of $546,085 for the same period a year ago representing effective tax rates of 35.6% and (210)%, respectively. Income tax expense was $471,831 for the six months ended June 30, 2003 compared to income tax benefit of $888,862 for the same period a year ago, representing effective tax rates of 34.8% and (136)%, respectively. The effective tax rate in 2003 reflects the Company's reduction in tax exempt interest. The effective rate in 2002 reflects the recognition of net life insurance proceeds which are exempt for income tax purposes.

Results of Operations by Segment:
---------------------------------
  ACSTAR BONDING:                  Three Months ended June 30,    Six Months ended June 30,
                                   ---------------------------    -------------------------
                                      2003             2002         2003            2002
                                   ----------        ---------    ---------       ---------
  Revenue                          $1,800,826        1,545,516    3,548,677       2,678,383
  Operating Earnings               $  402,102          599,538    1,073,820         361,358

Revenues for the ACSTAR Bonding segment were $1,800,826 for the three months ended June 30, 2003 compared to $1,545,516 for the same period in 2002. Revenues for the ACSTAR Bonding segment were $3,548,677 for the six months ended June 30, 2003 compared to $2,678,383 for the six months ended June 30, 2002. Net written premiums were $2,052,091 for the three months ended June 30, 2003 compared to $1,359,801 for the three months ended June 30, 2002. Net written premiums were $3,304,780 for the six months ended June 30, 2003 compared to $2,026,933 for the same period a year ago. Earned premiums were $1,700,822 for the three months ended June 30, 2003 compared to $1,208,216 for the three months ended June 30, 2002. Earned premiums were $2,878,796 for the six months ended June 30, 2003 compared to $2,011,394 for the six months ended June 30, 2002.

The increase in net written premiums for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 reflect the impact of the favorable insurance market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards.

Investment income was $248,840 for the three months ended June 30, 2003 compared to $338,004 for the same period a year ago. Investment income was $572,326 for the six months ended June 30, 2003 compared to $668,384 for the six months ended June 30, 2002. The 2003 investment income reflects a decrease in the effective yield on invested assets offset in part by an increase in invested assets.

Operating earnings for the ACSTAR Bonding segment were $402,102 for the three months ended June 30, 2003 compared to $599,538 for the same period in 2002. The decrease in operating earnings for the three months ended June 30, 2003 compared to the same period a year ago reflects an increase in losses and loss adjustment expenses and an increase in Funds Administration fees paid to ACMAT offset by an increase in earned premiums. Operating earnings for the six months ended June 30, 2003 were $1,073,820 compared to $361,358 for the six months ended June 30, 2002. The operating earnings for the six months ended June 30, 2003 reflect the increase in earned premiums and realized capital gains. The operating earnings for the six months ended June 30, 2002 reflect the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years and the emergence of adverse loss trends in 2002.

Losses and loss adjustment expenses were $510,247 for the three months ended June 30, 2003 compared to $241,643 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended June 30, 2003 compares to the same period a year ago reflects an increase in the loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $863,639 for the six months ended June 30, 2003 compared to $902,279 for the same period a year ago. The 2002 losses and loss adjustment expenses for the six months ended June 30, 2002 reflects the strengthening of loss reserves by a net amount of $500,000. Amortization of policy acquisition costs were $564,737 for the three months ended June 30, 2003 compared to $461,380 for the same period in 2002. Amortization of policy acquisition were $996,905 for the six months ended June 30, 2003 compared to $799,408 for the same period a year ago.

General and administrative expenses were $323,740 for the three months ended June 30, 2003 compared to $242,955 for the same period a year ago. General and administrative expenses were $614,313 for the six months ended June 30,

2003 compared to $615,338 for the same period a year ago. The increase in general and administrative expenses for the three months ended June 30, 2003 is due primarily to a one-time rent recovery from an affiliate in 2002.

UNITED COASTAL LIABILITY
INSURANCE:                    Three Months ended June 30,    Six Months ended June 30,
                              ---------------------------    -------------------------
                                 2003            2002           2003           2002
                              ----------       ---------     ----------     ----------
Revenue                       $1,754,968       1,338,764     $3,154,383      2,576,980
Operating Earnings (Loss)     $  457,252         759,350     $  892,301       (503,803)

Revenues for the United Coastal Liability Insurance segment were $1,754,968 for the three months ended June 30, 2003 compared to $1,338,764 for the same period in 2002. Revenues were $3,154,383 for the six months ended June 30, 2003 compared to $2,576,980 for the six months ended June 30, 2002. Net written premiums were $2,009,493 for the three months ended June 30, 2003 compared to $1,166,080 for the three months ended June 30, 2002. Net written premiums were $4,045,985 for the six months ended June 30, 2003 compared to $1,970,835 for the same period a year ago. Earned premiums were $1,417,371 for the three months ended June 30, 2003 compared to $850,125 for the three months ended June 30, 2002. Earned premiums were $2,499,200 for the six months ended June 30, 2003 compared to $1,586,483 for the six months ended June 30, 2002. The increase in net written premiums reflects the impact of the favorable insurance market and an increase in new business.

Investment income was $326,008 for the three months ended June 30, 2003 compared to $484,704 for the same period a year ago. Investment income was $591,923 for the six months ended June 30, 2003 compared to $966,064 for the six months ended June 30, 2002. The decrease in investment income was primarily related to a decrease in the effective yield on invested assets and a slight decrease in the amount of invested assets. There were no net realized capital gains for the three months ended June 30, 2003 compared to net realized capital losses of $691 for the same period a year ago. Net realized capital gains for the six month period ended June 30, 2003 were $45,977 as compared to $17,199 for the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $457,252 for the three months ended June 30, 2003 as compared to $759,350 for the same period in 2002. Operating earnings for the six months ended June 30, 2003 were $892,301 compared to operating losses of $503,803 for the six months ended June 30, 2002. The operating loss for the six months ended June 30, 2003 is due primarily to the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $566,948 for the three months ended June 30, 2003 compared to $255,037 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended June 30, 2003 compares to the same period a year ago reflects an increase in the loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $999,680 for the six months ended June 30, 2003 compared to $2,175,944 for the same period a year ago. The 2002 losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased United Coastal reserves by a net amount of $1,700,000. Amortization of policy acquisition costs were $400,020 for the three months ended June 30, 2003 as compared to $207,094 for the same period in 2002. Amortization of policy acquisition were $693,733 for the six months ended June 30, 2003 compared to $426,973 for the same period a year ago. The increase amortization of policy acquisition costs is primarily attributable to the increase in earned premiums.

General and administrative expenses were $330,748 for the three months ended June 30, 2003 compared to $117,283 for the same period a year ago. General and administrative expenses were $568,669 for the six months ended June 30, 2003 compared to $477,866 for the same period a year ago. General and administrative expenses for 2003 reflects an increase in bad debt expense. General and administrative expenses for the three months ended June 30, 2002 reflect a reduction in rent expense from a one-time rent recovery from an affiliate.

ACMAT CONTRACTING:            Three Months ended June 30      Six Months ended June 30,
                              --------------------------     ---------------------------
                                 2003           2002            2003             2002
                              ----------     ----------      ----------      -----------
Revenue                       $1,497,810      7,615,271       2,909,961       13,486,948
Operating Earnings (Loss)     $  190,626       (592,942)        (57,684)      (1,508,766)

Revenues for the ACMAT Contracting segment were $1,497,810 for the three months ended June 30, 2003 compared to $7,615,271 for the same period in 2002. Revenues were $2,909,961 for the six months ended June 30, 2003 compared to $13,486,948 for the same period a year ago. The 2003 decrease in revenue reflects a decrease in contract revenues compared to 2002 due to the completion of most backlog during 2002. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Operating earnings for the ACMAT Contracting segment were $190,626 for the three months ended June 30, 2003 compared to operating losses of $592,942 for the same period a year ago. Operating losses were $57,684 for the six months ended June 30, 2003 compared to operating losses of $1,508,766 for the six months ended June 30, 2002. The operations in 2003 reflect a significant decrease in contract revenue and the decrease in rental income charged to ACSTAR and United Coastal effective January 1, 2003. The operating loss in 2002 is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

The 2003 decrease in revenue reflects the completion of most of the backlog in 2002. Contract revenue depends greatly on the successful securement of contracts bid and execution. The Company is substantially complete with its current projects and its current backlog relates to primarily one profitable project. The backlog at June 30, 2003 was $4,000,000 compared to $6,000,000 at June 30, 2002. The decrease in backlog reflects the significant number of contractors competing for a limited number of projects available in our market place.

Cost of contract revenues were $305,244 for the three months ended June 30, 2003 compared to $6,937,171 for the same period in 2002 representing gross profit
(loss) margin of (6.4)% and (4.6)%, respectively. Cost of contract revenues were $943,629 for the six months ended June 30, 2003 compared to $5,671,614 for the same period a year ago, representing gross profit (loss) margins of 6.7% and (6.9)%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,001,940 for the three months ended June 30, 2003 compared to $1,271,042 for the same period a year ago. General and administrative expenses were $2,024,016 for the six months ended June 30, 2003 compared to $2,383,802 for the same period a year ago. The decrease in general and administrative expense is primarily due to a one-time investment write-off in 2002.

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

Management believes that the reserves for losses and loss adjustment expenses at June 30, 2003 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors, which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries loss ratios under generally accepted accounting principles ("GAAP") were 34.5% and 24.1% for the three-month period ended June 30, 2003 and 2002 respectively. The increase in losses and loss adjustment expenses is attributable to the emergence of loss trends in the current year. The Company's insurance subsidiaries' expense ratios under GAAP were 51.9% and 50.0% for the three-month period ended June 30, 2003 and 2002, respectively. The increase in the 2003 expense ratio results primarily from the increase in expensed offset by an increase in earned premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 86.5% and 74.1% for the three-month period ended June 30, 2003 and 2002, respectively.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 34.6% and 85.6% for the six-month periods ended June 30, 2003 and 2002, respectively. The 2002 losses and loss adjustment expenses reflect the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2003, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 53.4% and 64.5% for the six-month period ended June 30, 2003 and 2002, respectively. The decrease in the 2003 expense ratio results primarily from the decrease in commissions paid and an increase in earned premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 93.4% and 150.0% for the six-month period ended June 30, 2003 and 2002, respectively.

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

The Company generated cash flow from operations of $10,338,203 and $4,054,588 for the six-month period ended June 30, 2003 and 2002, respectively. The cash flow from operations is due primarily to the increase in cash collateral. Net cash flows from operations in 2002 resulted primarily from life insurance proceeds and cash collateral. The Company's cash flow was used to repay long-term debt and repurchase stock. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities in the first six-months of 2003 amounted to $17,863,243 compared to $2,359,730 for the same period in 2002. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company was in compliance with the covenants at June 30, 2003, except for the ratio of Funded Debt to Statutory Earnings. The Company expects to be in compliance by the end of the year or to receive a waiver.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of June 30, 2003.

During the six-month period ended June 30, 2003, the Company purchased, in the open market and privately negotiated transactions, 2,000 shares of its Common Stock at an average price of $10.33 per share. During the six-month period ended June 30, 2003, the Company also purchased, in the open market and privately negotiated transactions, 11,300 shares of its Class A Stock at an average price of $8.28 per share.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of June 30, 2003 was above the level which might require regulatory action.

CRITICAL ACCOUNTING POLICIES:

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at June 30, 2003 include the following:

Payment due by Period          Total        2002     2003/2004   2005/2006   After 2006
                               -----        ----     ---------   ---------   ----------
Long-Term Debt (principal)  $20,314,632  $1,208,099  $5,223,604  $5,217,451  $8,665,478

The Company also has cash collateral of $35,250,814 at June 30, 2003, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

CONTROLS AND PROCEDURES:

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's "internal control over financial reporting" (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 26, 2003.

      b. Directors elected at the meeting:

                               Votes      Votes     Brokers
                                For      Against   Non-Votes

      Henry Nozko III         644,428     2,066       --
      Henry Nozko, Jr         647,528       506       --
      Victoria Nozko          644,310     2,183       --
      John Creasy             690,680       613       --
      Arthur Moore            690,908       386       --
      Andrew Sullivan, Jr.    690,908       350       --

      c. Other matters voted upon:

                                                                    Brokers
                                     For      Against   Abstain    Non-Votes
      1. Appointment of
         Independent Auditors      690,827     350        316         --

Item 5 -  Other Information

Item 6 -  Exhibits and Reports on Form 8-K

      a. Exhibits:

         31.1 Certification of Henry W. Nozko, Jr., Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Michael P. Cifone, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer, as required by
         Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer, as required by
         Section 906 of the Sarbanes-Oxley Act of 2002

      b. Report on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACMAT CORPORATION

Date:  August 14, 2003                /S/ Henry W. Nozko, Jr.
                                      -----------------------
                                      Henry W. Nozko, Jr., President, Chairman,
                                      Chief Operating Officer, and Treasurer


Date:  August 14, 2003                /S/ Michael P. Cifone
                                      ----------------------
                                      Michael P. Cifone, Senior Vice President,
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)