Form 10-Q
period 2003-09-30
ACMAT CORP
filed 2003-11-14
CIK 2062

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended September 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______ to

Commission file number 0-6234

                     ACMAT CORPORATION
--------------------------------------
Connecticut                                            06-0682460
-----------                                -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                    233 Main Street, New Britain, Connecticut 06050-2350
------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code: (860) 229-9000

                                      NONE
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                         Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares outstanding
Title of Class                                            at October 31, 2003
--------------                                            -------------------
 Common Stock                                                   551,355
 Class A Stock                                                1,742,705

                                TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Part I  FINANCIAL INFORMATION
   Item 1.Unaudited Financial Statements
          Consolidated Balance Sheets                                3
          Consolidated Statements of Earnings                        4
          Consolidated Statements of Stockholders' Equity            5
          Consolidated Statements of Cash Flows                      6
          Notes to Consolidated Financial Statements                 7

   Item 2.Management's Discussion and Analysis of
          Financial Conditions and Results of Operations            13

Part II  OTHER INFORMATION

   Item 5.Other Matters                                             19

   Item 6.Exhibits and Reports on Form 8-K                          19

   Signatures                                                       20

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        September 30,   December 31,
                                                                                            2003            2002
                                                                                        -------------   -------------
                                                                                         (Unaudited)
Assets
Investments:
   Fixed maturities-available for sale at fair value (Amortized Cost of
   $57,894,852 in 2003 and $59,872,707 in 2002)                                         $  58,434,146      60,919,291
   Equity securities, at fair value (Cost of $8,165,262 in 2003 and
   $6,700,559 in 2002                                                                       8,400,601       6,697,150
   Short-term investments, at cost which approximates fair value                           22,896,193       2,132,966
                                                                                        -------------     -----------
     Total investments                                                                     89,730,940      69,749,407
Cash and cash equivalents                                                                  10,611,609      18,724,560
Accrued interest receivable                                                                   407,916         452,724
Receivables, net                                                                            3,243,695       2,580,046
Reinsurance recoverable                                                                     8,699,142       8,383,894
Prepaid expenses                                                                              429,092         161,712
Income tax receivable                                                                              --         308,459
Deferred income taxes                                                                       2,617,157       2,639,582
Property & equipment, net                                                                  11,300,944      11,723,140
Deferred policy acquisition costs                                                           1,942,804       1,270,669
Other assets                                                                                3,790,262       4,050,210
Intangibles                                                                                 1,920,360       1,920,360
                                                                                        -------------     -----------
                                                                                        $ 134,693,921     121,964,763
                                                                                        =============     ===========
Liabilities & Stockholders' Equity

Accounts payable                                                                        $   1,358,851       2,260,950
Reserves for losses and loss adjustment expenses                                           24,488,594      25,642,865
Unearned premiums                                                                           7,863,689       4,660,194
Collateral held                                                                            37,847,397      25,991,045
Income taxes payable                                                                           62,599              --
Other accrued liabilities                                                                   1,358,644       1,044,080
Long-term debt                                                                             19,712,633      21,511,921
                                                                                        -------------     -----------
     Total liabilities                                                                     92,692,407      81,111,055

Commitments and contingencies

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized;
     551,355 and 553,355 shares issued and outstanding)                                       551,355         553,355
   Class A Stock (No par value; 10,000,000 shares authorized;
     1,742,705 and 1,756,405 shares issued and outstanding)                                 1,742,705       1,756,405
   Retained earnings                                                                       39,359,641      37,972,590
   Accumulated other comprehensive income                                                     347,813         571,358
                                                                                        -------------     -----------
   Total Stockholders' Equity                                                              42,001,514      40,853,708
                                                                                        -------------     -----------
                                                                                        $ 134,693,921     121,964,763
                                                                                        =============     ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                         Three months ended             Nine months ended
                                                            September 30                   September 30
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
Contract revenues                                    $    801,956      3,642,953      1,813,069     15,444,552
Earned premiums                                         3,289,443      2,120,792      8,667,439      5,718,669
Investment income, net                                    721,455        913,065      1,976,693      2,710,692
Net realized capital gains (losses)                        76,000         13,572        324,771         30,534
Life insurance proceeds, net                                    -              -              -      3,348,903
Other income                                              215,104        170,761        679,357        539,118
                                                     ------------   ------------   ------------   ------------
                                                        5,103,958      6,861,143     13,461,329     27,792,468
                                                     ------------   ------------   ------------   ------------

Cost of contract revenues                                 828,057      3,921,885      1,771,686     16,533,797
Losses and loss adjustment expenses                     1,124,954        509,595      2,988,273      3,587,818
Amortization of policy acquisition costs                  531,110        508,854      1,555,806      1,357,673
General and administrative expenses                     1,352,740      1,187,575      3,970,030      3,882,254
Interest expense                                          256,901        474,411        811,330      1,517,493
                                                     ------------   ------------   ------------   ------------
                                                        4,093,762      6,602,320     11,097,125     26,879,035
                                                     ------------   ------------   ------------   ------------

Earnings before income taxes (benefits)                 1,010,196        258,823      2,364,204        913,433

Income taxes (benefits)                                   378,567       (609,773)       850,398     (1,498,635)
                                                     ------------   ------------   ------------   ------------

Net earnings                                         $    631,629        868,596      1,513,806      2,412,068
                                                     ============   ============   ============   ============

Basic earnings per share                                      .28            .37            .66           1.01

Diluted earnings per share                                    .27            .36            .65            .99

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                           September 30, 2003 and 2002

                                                                                                 Accumulated
                                                   Common          Class A                           Other         Total
                                                  Stock Par       Stock Par       Retained      Comprehensive   Stockholders'
                                                    Value           Value         Earnings          Income         Equity
                                                -------------   -------------   -------------   -------------   -------------
Balance as of December 31, 2001                 $     557,589       1,827,019      35,460,226         127,341      37,972,175

Comprehensive income:

   Net unrealized gains on debt
   and equity securities                                    -               -               -         563,466         563,466

   Net earnings                                             -               -       2,412,068               -       2,412,068
                                                                                                                   ----------
Total comprehensive income                                                                                          2,975,534

   Acquisition and retirement of
     4,234 shares of Common Stock                      (4,234)              -         (76,255)              -         (80,489)

   Acquisition and retirement of
     9,500 shares of Class A Stock                          -          (9,500)        (83,390)              -         (92,890)

   Exercise of 7,500 shares of Class A
     Stock pursuant to Stock options                        -           7,500          46,875               -          54,375
                                                -------------       ---------      ----------        --------      ----------

Balance as of September 30, 2002                $     553,355       1,825,019      37,759,524         690,807      40,828,705
                                                =============       =========      ==========        ========      ==========

Balance as of December 31, 2002                 $     553,355       1,756,405      37,972,590         571,358      40,853,708

Comprehensive income:

   Net unrealized losses on debt
     and equity securities                                  -               -               -        (226,957)       (226,957)

   Net unrealized gains on
     derivatives qualifying as hedges                       -               -               -           3,412           3,412

   Net earnings                                             -               -       1,513,806               -       1,513,806
                                                                                                                   ----------
Total comprehensive income                                                                                          1,290,261

   Acquisition and retirement of
     2,000 shares of Common Stock                      (2,000)              -         (18,650)              -         (20,650)

   Acquisition and retirement of
     13,700 shares of Class A Stock                         -         (13,700)       (108,105)              -        (121,805)
                                                -------------       ---------      ----------        --------      ----------

Balance as of September 30, 2003                $     551,355       1,742,705      39,359,641         347,813      42,001,514
                                                =============       =========      ==========        ========      ==========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2003 and 2002

                                                                                             2003            2002
                                                                                        -------------   -------------
Cash flows from operating activities:
    Net earnings                                                                        $   1,513,806       2,412,068
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                                         1,114,482         809,176
      Net realized capital gains                                                             (324,771)        (30,534)
      Changes in:
         Accrued interest receivable                                                           44,808         151,432
         Reinsurance recoverable                                                             (315,248)     (6,208,789)
         Receivables, net                                                                    (663,649)       (455,985)
         Deferred policy acquisition costs                                                   (672,135)        (91,792)
         Prepaid expenses and other assets                                                     (7,432)      1,538,840
         Accounts payable and other accrued liabilities                                      (584,123)      1,630,486
         Reserves for losses and loss adjustment expenses                                  (1,154,271)      4,137,961
         Collateral held                                                                   11,856,352       6,049,241
         Income taxes, net                                                                    510,399      (2,074,965)
         Unearned premiums                                                                  3,203,495         806,104
                                                                                        -------------     -----------
             Net cash provided by operating activities                                     14,521,713       8,673,243
                                                                                        -------------     -----------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                                                 6,652,707      10,248,955
      Fixed maturities-matured                                                             27,741,560      11,565,000
      Equity securities                                                                     4,158,649       2,145,444
      Short term investments                                                               55,985,738       5,877,390
    Purchases of:
      Fixed maturities                                                                    (32,753,908)    (21,301,637)
      Equity securities                                                                    (5,600,000)     (2,275,000)
      Short-term investments                                                              (76,748,965)    (10,096,095)
    Capital expenditures                                                                     (128,702)       (190,093)
                                                                                        -------------     -----------
         Net cash used for investing activities                                           (20,692,921)     (4,026,036)
                                                                                        -------------     -----------
Cash flows from financing activities:
    Repayments on long-term debt                                                           (1,799,288)     (2,412,975)
    Issuance of Class A Stock                                                                      --          54,375
    Payments for acquisition & retirement of stock                                           (142,455)       (173,379)
                                                                                        -------------     -----------
         Net cash used for financing activities                                            (1,941,743)     (2,531,979)
                                                                                        -------------     -----------

Net change in cash                                                                         (8,112,951)      2,115,228

Cash at beginning of period                                                                18,724,560      12,784,806
                                                                                        -------------     -----------

Cash at end of period                                                                   $  10,611,609      14,900,034
                                                                                        =============     ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended September 30, 2003 and 2002:

                                                                    Weighted
                                                                     Average
                                                                      Shares      Per-Share
                                                      Earnings     Outstanding     Amount
                                                     -----------   -----------   -----------
2003:
Basic EPS:
         Earnings available to stockholders          $   631,629     2,294,868   $       .28

Effect of Dilutive Securities:
         Stock options                                         -        48,862
                                                     -----------     ---------
Diluted EPS:
         Earnings available to stockholders          $   631,629     2,343,730   $       .27
                                                     ===========     =========   ===========
2002:
Basic EPS:
         Earnings available to stockholders          $   868,596     2,378,373   $       .37

Effect of Dilutive Securities:
         Stock options                                         -        35,878
                                                     -----------     ---------
Diluted EPS:
         Earnings available to stockholders          $   868,596     2,414,251   $       .36
                                                     ===========     =========   ===========

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine-month periods ended September 30, 2003 and 2002:

                                                                    Weighted
                                                                    Average
                                                                     Shares       Per-Share
                                                      Earnings     Outstanding     Amount
                                                     -----------   -----------   -----------
2003:
Basic EPS:
         Earnings available to stockholders          $ 1,513,806     2,301,531   $       .66

Effect of Dilutive Securities:
         Stock options                                         -        28,883
                                                     -----------     ---------
Diluted EPS:
         Earnings available to stockholders          $ 1,513,806     2,330,414   $       .65
                                                     ===========     =========   ===========
2002:
Basic EPS:
         Earnings available to stockholders          $ 2,412,068     2,379,803   $      1.01

Effect of Dilutive Securities:
         Stock options                                         -        55,008
                                                     -----------     ---------
Diluted EPS:
         Earnings available to stockholders          $ 2,412,068     2,434,811   $       .99
                                                     ===========     =========   ===========

         The Convertible Notes were anti-dilutive in 2003 and 2002.


(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2003 and 2002 was $339,998 and $576,331, respectively. Interest paid for the nine months ended September 30, 2003 and 2002 was $817,982 and $1,277,723, respectively.

(4) Other Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income and the related tax effects for the nine months ended September 30, 2003 and 2002:

                                                                                             2003            2002
                                                                                        -------------   -------------
Unrealized gains on investments:
Unrealized holding gain arising during period                                           $     (12,608)  $     583,618
Less reclassification adjustment for gains included in net income, net of income
  tax expense of $110,422 and $10,382 for 2003 and 2002, respectively                         214,349          20,152
Unrealized gain on derivatives qualifying as hedges                                             3,412              --
                                                                                        -------------   -------------
Other comprehensive income                                                              $    (223,545)  $     563,466
                                                                                        =============   =============

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

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                                        Three Months Ended             Nine Months Ended
                                                                    ---------------------------   ---------------------------
                                                                        2003           2002           2003           2002
                                                                    ------------   ------------   ------------   ------------
Net earnings as reported                                            $    631,629        868,596      1,513,806      2,412,068
Add: Stock-based employee compensation reported in net
earnings, net of related tax effects                                         ---            ---            ---            ---
Deduct: Stock-based compensation expense determined under
fair value based method, net of related tax effects                      (20,732)      (110,603)       (84,865)      (110,603)
                                                                    ------------       --------      ---------      ---------
Net earnings, pro forma                                             $    610,897        757,993      1,428,941      2,301,465
                                                                    ============       ========      =========      =========

Earnings per share
  Basic and diluted - as reported                                   $   .28/$.27        .37/.36        .66/.65       1.01/.99
  Basic and diluted - pro forma                                     $   .27/$.26        .32/.31        .62/.61        .97/.95

The significant assumptions used during the year in estimating the fair value on the date of the grant for original options and reload options granted in 2002 were as follows:

                                                                               2002
                                                                               ----
Expected life of stock options, in years                                         9
Expected volatility of ACMAT stock                                              44%
Risk-free interest rate                                                        4.0
Expected annual dividend yield                                                 ---
Expected annual forfeiture rate                                                ---

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

(7) Accounting Standards Not Yet Adopted

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN
46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. As of October 9, 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity.

The Company holds mortgage-backed and asset-backed securities which are considered variable interest entities. The Company has assessed the impact that the provisions of FIN 46 may have on the consolidated financial statements based on the guidance and interpretations issued to date. No consolidation of investments are expected at this time, subject to any new or additional guidance that may be issued by the FASB as it continues to make interpretative changes during the deferral period.

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

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-six states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general, professional, products, pollution, asbestos and lead liability insurance to specialty trade contractors, environmental contractors, property owners, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors and general liability for habitational risks, restaurants and bars.

The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 2003 and 2002 is summarized as follows:

                                                         Three Months ended             Nine Months ended
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
Revenues:
  ACSTAR Bonding                                     $  2,251,555      1,474,778      5,800,232      4,153,161
  United Coastal Liability Insurance                    1,779,043      1,325,337      4,933,426      3,902,317
  ACMAT Contracting                                     1,728,444      4,659,808      4,638,405     18,146,756
                                                     ------------      ---------     ----------     ----------
                                                     $  5,759,042      7,459,923     15,372,063     26,202,234
                                                     ============      =========     ==========     ==========

Operating Earnings (Loss):
  ACSTAR Bonding                                     $    827,516        408,005      1,901,336        769,363
  United Coastal Liability Insurance                      577,303        517,111      1,469,604         13,308
  ACMAT Contracting                                      (137,722)      (191,882)      (195,406)    (1,700,648)
                                                     ------------      ---------     ----------     ----------
                                                     $  1,267,097        733,234      3,175,534       (917,977)
                                                     ============      =========     ==========     ==========

Depreciation and Amortization:
  ACSTAR Bonding                                     $    163,930         86,001        483,050        284,422
  United Coastal Liability Insurance                       62,328         48,897        265,632        149,312
  ACMAT Contracting                                       121,998        142,079        365,800        375,442
                                                     ------------      ---------     ----------     ----------
                                                     $    348,256        276,977      1,114,482        809,176
                                                     ============      =========     ==========     ==========

                                                     September 30, 2003   December 31, 2002
                                                     ------------------   ------------------
Identifiable Assets:
   ACSTAR Bonding                                    $       70,887,680        56,407,938
   United Coastal Liability Insurance                        47,660,215        46,443,389
   ACMAT Contracting                                         16,146,026        19,113,436
                                                     ------------------       -----------
                                                     $      134,693,921       121,964,763
                                                     ==================       ===========

The components of revenue for each segment for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                          Three Months ended            Nine Months ended
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
ACSTAR Bonding:
  Premiums                                           $  1,908,238      1,266,436      4,787,034      3,277,830
  Investment income, net                                  304,213        406,039        876,539      1,074,423
  Capital gains                                            38,000         14,984        240,794         14,747
  Other                                                     1,104       (212,681)      (104,135)      (213,839)
                                                     ------------      ---------      ---------     ----------
                                                     $  2,251,555      1,474,778      5,800.232      4,153,161
                                                     ============      =========      =========     ==========

United Coastal Liability Insurance:
  Premiums                                           $  1,381,205        854,356      3,880,405      2,440,839
  Investment income, net                                  351,533        460,747        943,456      1,426,811
  Capital gains/(losses)                                   38,000         (1,412)        83,977         15,787
  Other                                                     8,305         11,646         25,588         18,880
                                                     ------------      ---------      ---------     ----------
                                                     $  1,779,043      1,325,337      4,933,426      3,902,317
                                                     ============      =========      =========     ==========

ACMAT Contracting:
  Contract revenues                                  $    801,956      3,642,953      1,813,069     15,444,552
  Investment income, net                                    1,018          3,019          8,250         86,684
  Intersegment revenue:
    Rental income                                         178,702        305,342        589,444        980,661
    Underwriting services, agency
      commissions and funds
      administration services                             541,073        336,698      1,469,738        900,782
  Other                                                   205,695        371,796        757,904        734,077
                                                     ------------      ---------      ---------     ----------
                                                     $  1,728,444      4,659,808      4,638,405     18,146,756
                                                     ============      =========      =========     ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                          Three Months ended            Nine Months ended
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
Revenue:
     Total revenue for reportable segments           $  5,759,042      7,459,923     15,372,063     26,202,234
     Life insurance proceeds, net                               -              -              -      3,348,903
     Intersegment eliminations                           (655,084)      (598,780)    (1,910,734)    (1,758,669)
                                                     ------------      ---------     ----------     ----------
                                                     $  5,103,958      6,861,143     13,461,329     27,792,468
                                                     ============      =========     ==========     ==========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

Operating Earnings:
     Total operating earnings for reportable
            segments                                 $  1,267,097        733,234      3,175,534       (917,977)
     Interest expense                                    (256,901)      (474,411)      (811,330)    (1,517,493)
     Life insurance proceeds, net                               -              -              -      3,348,903
                                                     ------------       --------      ---------     ----------
Earnings before income taxes                         $  1,010,196        258,823      2,364,204        913,433
                                                     ============       ========      =========     ==========

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

                                ACMAT CORPORATION

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS:

Net earnings were $631,629 for the three months ended September 30, 2003 compared to $868,596 for the same period a year ago. The decrease in net earnings for the three months ended September 30, 2003 compared to the same period a year ago reflects the absence of a tax benefit in 2003 offset by an increase in earned premium in 2003. Net earnings for the nine months ended September 30, 2003 were $1,513,806 compared to $2,412,068 for the nine months ended September 30, 2002. The decrease in net earnings for the nine months ended September 30, 2003 compared to 2002 is largely due to the absence of a one-time benefit from life insurance proceeds and the related tax benefits received in 2002 offset in part by an increase in earned premium and a decrease in loss and loss adjustment expense. The net earnings for the nine months ended September 30, 2002 reflects the net effect of life insurance proceeds, net of the related obligations, due to the death of the Chairman and President of the Company and the related tax benefits offset by an increase to loss reserves due to adverse development in prior years and additional remediation expenses incurred on a construction project significantly exceeded the original estimate.

Revenues were $5,103,958 for the three months ended September 30, 2003 compared to $6,861,143 for the same period in 2002. Revenues were $13,461,329 for the nine months ended September 30, 2003 compared to $27,792,468 for the same period in 2002. Earned premiums were $3,289,443 for the three months ended September 30, 2003 compared to $2,120,792 for the same period a year ago. Earned premiums were $8,667,439 for the nine months ended September 30, 2003 compared to $5,718,669 for the same period in 2002. Contract revenues were $801,956 for the three months ended September 30, 2003 compared to $3,642,953 for the same period a year ago. Contract revenues were $1,813,069 for the nine months ended September 30, 2003 compared to $15,444,552 for the nine months ended September 30, 2002. Contract revenue is difficult to predict and depends greatly on the successful securement of contracts bid.

Investment income was $721,455 for the three months ended September 30, 2003 compared to $913,065 for the same period in 2002. Investment income was $1,976,693 for the nine months ended September 30, 2003 compared to $2,710,692 for the same period in 2002. The decrease in investment income was primarily related to a decrease in the yield on invested assets offset in part by an increase in invested assets. Net realized capital gains for the three months ended September 30, 2003 were $76,000 compared to $13,572 for the same period a year ago. Net realized capital gains were $324,771 for the nine months ended September 30, 2003 compared to $30,534 for the same period a year ago.

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

Other income was $215,104 for the three months ended September 30, 2003 compared to $170,761 for the same period in 2002. Other income was $679,357 for the nine months ended September 30, 2003 compared to $539,118 for the nine months ended September 30, 2002. Other income consists primarily of rental income.

Losses and loss adjustment expenses were $1,124,954 for the three months ended September 30, 2003 compared to $509,595 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended September 30, 2003 compared to the same period a year ago reflects an increase in the current year loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $2,988,273 for the nine months ended September 30, 2003 compared to $3,587,818 for the same period a year ago. The losses and loss adjustment expenses for the nine month period ended September 30, 2002 is attributable to the strengthening of loss reserves due to adverse development in prior years. During the nine-month period ended September 30, 2002, the Company increased reserves by a net amount of $2,200,000. Amortization of policy acquisition costs were $531,110 for the three months ended September 30, 2003 compared to $508,854 for the same period in 2002. Amortization of policy acquisition costs were $1,555,806 for the nine months ended September 30, 2003 compared to $1,357,673 for the nine months ended September 30, 2002. The increase in amortization of policy acquisition costs reflects increase in earned premium offset in part by a decrease in commissions paid.

Costs of contract revenues were $828,057 for the three months ended September 30, 2003 compared to $3,921,885 for the same period a year ago, representing gross profit (loss) margin (3.2)% and (7.7)%, respectively. Costs of contract revenues were $1,771,686 for the nine months ended September 30, 2003 compared to $16,533,797 for the same period a year ago, representing gross profit (loss) margins of 2.3% and (7.1)%, respectively. The Company incurred additional remediation expenses on a construction project that significantly exceeded the original estimate. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,352,740 for the three months ended September 30, 2003 compared to $1,187,575 for the same period a year ago. The increase in general and administrative expense for the three month period ended September 30, 2003 compared to the same period a year ago reflects an increase in bad debt expense in 2003. General and administrative expenses were $3,970,030 for the nine months ended September 30, 2003 compared to $3,882,254 for the nine months ended September 30, 2002. The decrease in general and administrative expenses for the nine months ended September 30, 2003 compared to 2002 is due primarily to a one-time investment write-off in 2002.

Interest expense was $256,901 for the three months ended September 30, 2003 compared to $474,411 for the same period in 2002. Interest expense was $811,330 for the nine months ended September 30, 2003 compared to $1,517,493 for the same period a year ago. The decrease in interest expense is due to the decrease in long-term debt and replacement of high-interest bearing debt with lower interest-bearing debt during the fourth quarter of 2002.

Income tax expense was $378,567 for the three months ended September 30, 2003 compared to income tax benefit of $609,773 for the same period a year ago representing effective tax rates of 37.5% and (236)%, respectively. Income tax expense was $850,398 for the nine months ended September 30, 2003 compared to income tax benefit of $1,498,635 for the same period a year ago, representing effective tax rates of 36.0% and (164)%, respectively. The effective tax rate in 2003 reflects the Company's reduction in tax exempt interest. The effective rate in 2002 reflects the recognition of net life insurance proceeds which are exempt for income tax purposes.

Results of Operations by Segment:

                                                Three Months ended September 30,   Nine Months ended September 30,
                                                --------------------------------   -------------------------------
ACSTAR BONDING:                                      2003               2002         2003                  2002
                                                -------------         ---------    ---------             ---------
Revenue                                          $  2,251,555         1,474,778    5,800,232             4,153,161
Operating Earnings                               $    827,516           408,005    1,901,336               769,363

Revenues for the ACSTAR Bonding segment were $2,251,555 for the three months ended September 30, 2003 compared to $1,474,778 for the same period in 2002. Revenues for the ACSTAR Bonding segment were $5,800,232 for the nine months ended September 30, 2003 compared to $4,153,161 for the nine months ended September 30, 2002. Net written premiums were $2,235,297 for the three months ended September 30, 2003 compared to $1,320,086 for the three months ended September 30, 2002. Net written premiums were $5,540,077 for the nine months ended September 30, 2003 compared to $3,347,019 for the same period a year ago. Earned premiums were $1,908,238 for the three months ended September 30, 2003 compared to $1,266,436 for the three months ended September 30, 2002. Earned premiums were $4,787,034 for the nine months ended September 30, 2003 compared to $3,277,830 for the nine months ended September 30, 2002. The increase in net written premiums for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 reflect the impact of the favorable insurance rate market. ACSTAR has experienced a significant increase in business opportunities over the past twelve months that meet ACSTAR's underwriting standards.

Investment income was $304,213 for the three months ended September 30, 2003 compared to $406,039 for the same period a year ago. Investment income was $876,539 for the nine months ended September 30, 2003 compared to $1,074,423 for the nine months ended September 30, 2002. The 2003 investment income reflects a decrease in the effective yield on invested assets offset in part by an increase in invested assets.

Operating earnings for the ACSTAR Bonding segment were $827,516 for the three months ended September 30, 2003 compared to $408,005 for the same period in 2002. The increase in operating earnings for the three months ended September 30, 2003 compared to the same period a year ago reflects an increase in earned premiums offset by an increase in losses and loss adjustment expenses. Operating earnings for the nine months ended September 30, 2003 were $1,901,336 compared to $769,363 for the nine months ended September 30, 2002. The operating earnings for the nine months ended September 30, 2003 reflect the increase in earned premiums and realized capital gains. The operating earnings for the nine months ended September 30, 2002 reflect the addition of $500,000, net of recoveries, to loss reserves for adverse development in prior years and the emergence of adverse loss trends in 2002.

Losses and loss adjustment expenses were $572,471 for the three months ended September 30, 2003 compared to $253,287 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended June 30, 2003 compared to the same period a year ago reflects an increase in the loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $1,436,110 for the nine months ended September 30, 2003 compared to $1,155,566 for the same period a year ago. The 2002 losses and loss adjustment expenses for the nine months ended September 30, 2002 reflects the strengthening of loss reserves by a net amount of $500,000. Amortization of policy acquisition costs were $585,404 for the three months ended September 30, 2003 compared to $471,992 for the same period in 2002. Amortization of policy acquisition costs were $1,582,309 for the nine months ended September 30, 2003 compared to $1,271,400 for the same period a year ago.

General and administrative expenses were $266,164 for the three months ended September 30, 2003 compared to $341,494 for the same period a year ago. The decrease in general and administrative expenses for the three months ended September 30, 2003 reflects a decrease in rental expense. General and administrative expenses were $880,477 for the nine months ended September 30, 2003 compared to $956,832 for the same period a year ago. The decrease in general and administrative expenses for the nine months ended September 30, 2003 is due primarily to a one-time rent recovery from an affiliate in 2002 and a decrease in rental expense and depreciation in 2003.

                                            Three Months ended September 30,            Nine Months ended September 30,
UNITED COASTAL LIABILITY                    --------------------------------            -------------------------------
       INSURANCE:                              2003                  2002                  2003                  2002
                                            ----------            ----------            ----------            ---------
Revenue                                     $1,779,043            1,325,337             $4,933,426            3,902,317
Operating Earnings (Loss)                   $  577,303              517,111             $1,469,604               13,308

Revenues for the United Coastal Liability Insurance segment were $1,779,043 for the three months ended September 30, 2003 compared to $1,325,337 for the same period in 2002. Revenues were $4,993,426 for the nine months ended September 30, 2003 compared to $3,902,317 for the nine months ended September 30, 2002. Net written premiums were $2,335,043 for the three months ended September 30, 2003 compared to $1,009,869 for the three months ended September 30, 2002. Net written premiums were $6,401,028 for the nine months ended September 30, 2003 compared to $2,980,704 for the same period a year ago. Earned premiums were $1,381,205 for the three months ended September 30, 2003 compared to $854,356 for the three months ended September 30, 2002. Earned premiums were $3,880,405 for the nine months ended September 30, 2003 compared to $2,440,839 for the nine months ended September 30, 2002. The increase in net written premiums reflects the impact of the favorable insurance market and an increase in new business.

Investment income was $351,533 for the three months ended September 30, 2003 compared to $460,747 for the same period a year ago. Investment income was $943,456 for the nine months ended September 30, 2003 compared to $1,426,811 for the nine months ended September 30, 2002. The decrease in investment income was primarily related to a decrease in the effective yield on invested assets and a slight decrease in the amount of invested assets. Net realized capital gains for the three months ended September 30, 2003, were $38,000 compared to net realized capital losses of $1,412 for the same period a year ago. Net realized capital gains for the nine month period ended September 30, 2003 were $83,977 as compared to $15,787 the same period a year ago.

Operating earnings for the United Coastal Liability Insurance segment were $577,303 for the three months ended September 30, 2003 as compared to $517,111 for the same period in 2002. Operating earnings for the nine months ended September 30, 2003 were $1,469,604 compared to $13,308 for the nine months ended September 30, 2002. The decrease in operating earnings for the nine months ended September 30, 2002 is due primarily to the addition of $1,700,000 to loss reserves for adverse development in prior years.

Losses and loss adjustment expenses were $552,483 for the three months ended September 30, 2003 compared to $256,308 for the same period a year ago. The increase in loss and loss adjustment expense for the three month period ended September 30, 2003 compared to the same period a year ago reflects an increase in the loss and loss adjustment expense ratio and an increase in earned premiums. Losses and loss adjustment expenses were $1,552,163 for the nine months ended September 30, 2003 compared to $2,432,252 for the same period a year ago. The 2002 losses and loss adjustment expenses is attributable to the strengthening of loss reserves due to adverse development in prior years. During the three-month period ended March 31, 2002, the Company increased United Coastal reserves by a net amount of $1,700,000. Amortization of policy acquisition costs were $389,644 for the three months ended September 30, 2003 as compared to $268,012 for the same period in 2002. Amortization of policy acquisition costs were $1,083,377 for the nine months ended September 30, 2003 compared to $694,985 for the same period a year ago. The increase amortization of policy acquisition costs is primarily attributable to the increase in earned premiums.

General and administrative expenses were $259,613 for the three months ended September 30, 2003 compared to $283,096 for the same period a year ago. The decrease in general and administrative expenses for the three months ended September 30, 2003 reflects a decrease in rental expense offset in part by an increase in bad debt expense. General and administrative expenses were $828,282 for the nine months ended September 30, 2003 compared to $761,772 for the same period a year ago. The increase in general and administrative expenses for the nine months ended September 30, 2003 reflects an increase in bad debt expense offset in part by a decrease in rent expense.

                                           Three Months ended September 30              Nine Months ended September 30,
                                           -------------------------------              -------------------------------
                                              2003                 2002                   2003                  2002
                                           -----------           ---------              ---------            ----------
ACMAT CONTRACTING:
Revenue                                    $ 1,728,444           4,659,808              4,638,405            18,146,756
Operating Earnings (Loss)                  $  (137,722)           (191,882)              (195,406)           (1,700,648)

Revenues for the ACMAT Contracting segment were $1,728,444 for the three months ended September 30, 2003 compared to $4,659,808 for the same period in 2002. Revenues were $4,638,405 for the nine months ended September 30, 2003 compared to $18,146,756 for the same period a year ago. The 2003 decrease in revenue reflects a decrease in contract revenues compared to 2002 due to the completion of most backlog during 2002.

Operating losses for the ACMAT Contracting segment were $137,722 for the three months ended September 30, 2003 compared to operating losses of $191,882 for the same period a year ago. Operating losses were $195,406 for the nine months ended September 30, 2003 compared to operating losses of $1,700,648 for the nine months ended September 30, 2002. The operations in 2003 reflect a significant decrease in contract revenue and the decrease in rental income charged to ACSTAR and United Coastal effective January 1, 2003. The operating loss in 2002 is due primarily to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate.

The 2003 decrease in revenue reflects the completion of most of the backlog in 2002. Contract revenue depends greatly on the successful securement of contracts bid and execution. The Company has been awarded several projects substantially increasing the current backlog. The backlog at September 30, 2003 was approximately $10,800,000 compared to $1,200,000 at September 30, 2002.

Cost of contract revenues were $828,057 for the three months ended September 30, 2003 compared to $3,921,885 for the same period in 2002 representing gross profit (loss) margin of (3.2)% and (7.7)%, respectively. Cost of contract revenues were $1,771,686 for the nine months ended September 30, 2003 compared to $16,533,797 for the same period a year ago, representing gross profit (loss) margins of 2.3% and (7.1)%, respectively. Gross margin fluctuates each year based upon the profitability of specific projects.

General and administrative expenses were $1,038,109 for the three months ended September 30, 2003 compared to $929,805 for the same period a year ago. The increase in general and administrative expenses for the three months ended September 30, 2003 reflects an increase in salary expenses in 2003. General and administrative expenses were $3,062,125 for the nine months ended September 30, 2003 compared to $3,313,607 for the same period a year ago. The decrease in general and administrative expenses for the nine months ended September 30, 2003 reflects an increase in salary expense in 2003 offset by the absence of a one-time investment write-off and a one-time return of rental income to affiliates collected on their behalf in 2002.

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

Management believes that the reserves for losses and loss adjustment expenses at September 30, 2003 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claim reporting patterns, loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors, which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

The Company's insurance subsidiaries loss ratios under generally accepted accounting principles ("GAAP") were 34.2% and 24.0% for the three-month period ended September 30, 2003 and 2002, respectively. The increase in losses and loss adjustment expenses is attributable to the emergence of loss trends in the current year. The Company's insurance subsidiaries' expense ratios under GAAP were 45.6% and 64.4% for the three-month period ended September 30, 2003 and 2002, respectively. The decrease in the 2003 expense ratio results primarily from the increase in earned premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 79.8% and 88.4% for the three-month period ended September 30, 2003 and 2002, respectively.

The Company's insurance subsidiaries' loss ratios under generally accepted accounting principles ("GAAP") were 34.5% and 62.7% for the nine-month periods ended September 30, 2003 and 2002, respectively. The 2002 losses and loss adjustment expenses reflect the strengthening of loss reserves due to adverse development in prior years and emergence of loss trends in the current year. During the three-month period ended March 31, 2002, the Company increased reserves by a net amount of $2,200,000. The Company's insurance subsidiaries' expense ratios under GAAP were 50.5% and 64.4% for the nine-month period ended September 30, 2003 and 2002, respectively. The decrease in the 2003 expense ratio results primarily from the decrease in commission percentage paid and an increase in earned premiums. The Company's insurance subsidiaries' combined ratios under GAAP were 84.9% and 127.1% for the nine-month period ended September 30, 2003 and 2002, respectively.

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

The Company generated cash flow from operations of $14,521,713 and $8,673,243 for the nine-month period ended September 30, 2003 and 2002, respectively. The cash flow from operations is due primarily to the increase in cash collateral. Net cash flows from operations in 2002 resulted primarily from life insurance proceeds and cash collateral. The Company's cash flow was used to repay long-term debt and repurchase stock. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash used for investing activities in the first nine-months of 2003 amounted to $20,692,921 compared to $4,026,036 for the same period in 2002. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company was in compliance with the covenants at September 30, 2003, except for the ratio of Funded Debt to Statutory Earnings. The Company expects to be in compliance by the end of the year or to receive a waiver.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of September 30, 2003.

During the nine-month period ended September 30, 2003, the Company purchased, in the open market and privately negotiated transactions, 2,000 shares of its Common Stock at an average price of $10.33 per share. During the nine-month period ended September 30, 2003, the Company also purchased, in the open market and privately negotiated transactions, 13,700 shares of its Class A Stock at an average price of $8.89 per share.

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

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of September 30, 2003 was above the level which might require regulatory action.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at September 30, 2003 include the following:

                                                    Total            2003         2004/2005       2006/2007      After 2007
                                                -------------   -------------   -------------   -------------   -------------
Payment due by Period
Long-Term Debt (principal)                      $  19,712,633   $     606,100   $   5,223,604   $   5,217,451   $   8,665,478

The Company also has cash collateral of $37,847,397 at September 30, 2003, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

CONTROLS AND PROCEDURES:

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's "internal control over financial reporting" (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 5 -  Other Information

Item 6 -  Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  31.1 Certification of Henry W. Nozko, Jr., Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Michael P. Cifone, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002

                  99.1 Certification of Henry W. Nozko, Jr., Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Michael P. Cifone, Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

         b.       Report on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ACMAT CORPORATION

Date: November 14, 2003         /S/ Henry W. Nozko, Jr.
                                -----------------------
                                Henry W. Nozko, Jr., President, Chairman,
                                Chief Operating Officer, and Treasurer

Date: November 14, 2003         /S/ Michael P. Cifone
                                ----------------------
                                Michael P. Cifone, Senior Vice President,
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)