Form 10-K
period 2003-12-31
ACMAT CORP
filed 2004-03-30
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to Commission file number 0 - 6234

                                ACMAT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Connecticut                                       06-0682460
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

233 Main Street
New Britain, Connecticut                                              06050-2350
-------------------------                                             ----------
(Address of principal executive offices)                              (Zip Code)

               Registrant's telephone number, including area code
                                 (860) 229-9000
                                 --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Common Stock and Class A Stock held by non-affiliates of the registrant was $20,536,236 as of the Registrant's most recently completed second fiscal quarter.

As of March 1, 2004 there were 546,355 shares of the registrant's Common Stock and 1,741,704 shares of registrant's Class A Stock, each without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual meeting of stockholders to be held on June 24, 2004.

PART I
Item 1.  Business                                                                                    3

Item 2. Properties                                                                                  16

Item 3. Legal Proceedings                                                                           16

Item 4. Submission of Matters to a Vote of Security Holders                                         16

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder matters                    17

Item 6. Selected Financial Data                                                                     17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations       17

Item 7A. Quantatative and Qualitative Discussions about Market Risk                                 27

Item 8. Financial Statements and Supplementary Data                                                 29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        58

Item 9A. Controls and Procedures                                                                    58
                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                         58

Item 11. Executive Compensation                                                                     60

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder     62
         Matters

Item 13. Certain Relationships and Related Transactions                                             63

Item 14. Principal Accountant Fees and Services                                                     63
                                     PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                            63

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

Financial Information about Operating Segments

Financial information relating to the three business segments is set forth in
Note 16 to the consolidated financial statements included in this document.

The Company has three reportable operating segments: United Coastal Liability Insurance, ACSTAR Bonding and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-seven states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal provides specialty general, environmental and professional liability insurance primarily to general contractors, specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals. United Coastal also offers products liability policies to manufacturers. In addition, the company offers professional liability coverage to architects, consultants and engineers.

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

The following table sets forth the combined ratios of United Coastal Liability Insurance, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles prescribed or permitted by state insurance authorities.

                                                                                            Year
                                                                                     Ended December 31,
                                                                                  ------------------------
                                                                        2003               2002                2001
                                                                        ----               ----                ----
GAAP Ratios:
    Loss ratio                                                          53.2%              77.6%               30.0%
    Expense ratio                                                       47.1               56.3                64.2
                                                                       -----              -----               -----
    GAAP combined ratio                                                100.3              133.9                94.2
                                                                       =====              =====               =====
Statutory Ratios:
   Loss ratio                                                           53.2               77.6                30.0
   Expense ratio                                                        42.8               56.8                73.5
                                                                       -----              -----               -----
   Statutory combined ratio                                             96.0%             134.4%              103.5%
                                                                       =====              =====               =====

The improvement in the combined ratios for 2003 are the result of improved loss experience and an increase in written and earned premium. The increase in the 2002 combined ratios over the 2001 results primarily from two large losses reported in 2002 of $1.7 million. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The following table sets forth the combined ratios of ACSTAR Bonding, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles prescribed or permitted by state insurance authorities.

                                                                                            Year
                                                                                      Ended December 31,
                                                                                  ------------------------
                                                                        2003               2002                2001
                                                                        ----               ----                ----
GAAP Ratios:
    Loss ratio                                                          29.9%              32.5%               10.6%
    Expense ratio                                                       49.7               71.1                74.4
                                                                        ----              -----                ----
    GAAP combined ratio                                                 79.6              103.6                85.0
                                                                        ====              =====                ====
Statutory Ratios:
   Loss ratio                                                           29.9               32.5                10.6
   Expense ratio                                                        46.3               67.2                80.7
                                                                        ----              -----                ----
   Statutory combined ratio                                             76.2%              99.7%               91.3%
                                                                        ====              =====                ====

The improvement in the combined ratios for 2003 are the result of improved loss experience and an increase in written and earned premium. The increase in the 2002 combined ratios over the 2001 results primarily from a large loss reported in 2002 of $0.5 million. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Underwriting

The Company's underwriting practices rely heavily upon the knowledge base which it has developed in over fifty years of construction contracting. Accordingly, ACMAT, in addition to its construction contracting operations, provides risk evaluation, loss adjustment, underwriting, claims handling, funds administration and monitoring services for its insurance subsidiaries, United Coastal Insurance and ACSTAR Insurance. Contractors seeking liability insurance and bonding through the Company are carefully reviewed with respect to their past practices, claims history and records. Other factors considered are the contractors' and professionals' financial conditions, training techniques, safety procedures, histories of violations, record keeping, supervisory qualifications and experience.

Underwriting procedures for products liability insurance involve conducting an in-depth review of the product that is being manufactured or distributed. Such review involves examining an applicant's past record of recalls, claims history and litigation.

The Company's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio below 100% for Statutory and GAAP. This has been achieved in two of the past three years.

The Company continually monitors financial stability of contractors with surety bonds outstanding. Work in progress reports and updated financial information are reviewed periodically by the Company to ensure that the contractor continues to meet the underwriting guidelines. The Company also sends out status reports to the Obligees to monitor progress of the projects.

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

Effective November 1, 2002 through April 30, 2004, the Company cedes 80% of its exposure in excess of $1,000,000 up to $5,000,000 on a per principal/insured basis. Prior to October 31, 2002, reinsurance was applicable on a per principal/insured basis for 100% of the losses in excess of $1,000,000 up to $8,000,000. From May 1, 2000 to April 30, 2002, the Company also reinsured surety losses on a per principal basis for losses in excess of $8,000,000 up to $13,000,000.

The availability and price of reinsurance fluctuates according to market conditions. The renewal of the reinsurance treaty in 2002 was arranged at a moderate price increase and involved the Company's participation. Depending on the availability and cost of reinsurance, the Company may, from time to time, elect to cede greater or lesser portions of its underwriting risk. The reinsurance treaty is effective through April 30, 2004.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to ultimately pay on incurred losses, including related settlement costs, based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported losses. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the contractor and its indemnitors. Management believes that the reserves for losses and loss adjustment expenses at December 31, 2003 are adequate to cover the unpaid portion of the ultimate net cost of losses incurred through that date and related adjustment expenses incurred, including losses incurred but not reported. The Company also has the reserves evaluated independently by a qualified actuary.

Reserves for losses and loss adjustment expenses are established with respect to both reported and incurred but not reported claims for insured risks. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. In determining appropriate adjustments to reserves historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation and collateral. Reserves are monitored and recomputed periodically using new information on reported claims.

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                         2003                          2002                         2001
                                                         ----                          ----                         ----
Balance at January 1                                 $25,642,865                   $22,585,626                   $29,310,606
 Less reinsurance recoverable                          8,383,894                     2,772,668                     2,580,388
                                                     -----------                   -----------                   -----------
 Net balance at January 1                             17,258,971                    19,812,958                    26,730,218

Incurred related to:
            Current year                               4,283,000                     4,363,000                     4,144,000
            Prior years                                  710,991                      (291,601)                   (2,607,978)
                                                     -----------                   -----------                   -----------
Total incurred                                         4,993,991                     4,071,399                     1,536,022

Payments related to:
            Current year                                  40,000                       625,000                     1,723,000
            Prior years                                5,740,616                     6,000,386                     6,730,282
                                                     -----------                   -----------                   -----------
Total Payments                                         5,780,616                     6,625,386                     8,453,282

Net balance at December 31                            16,472,346                    17,258,971                    19,812,958
 Plus reinsurance recoverable                          4,376,220                     8,383,894                     2,772,668
                                                     -----------                   -----------                   -----------
 Balance at December 31                              $20,848,566                   $25,642,865                   $22,585,626
                                                     ===========                   ===========                   ===========

The decrease in net loss and loss adjustment expense reserves in 2003 from 2002 and 2001 was primarily due to payments on surety and general liability policies for prior years net of subrogation and ceded recoveries partially offset by unfavorable development in prior accident years. Loss and loss adjustment expenses incurred primarily reflects two large losses of approximately $2.2 million in 2002. The increase in reinsurance recoverable in 2002 from 2001 is primarily due to one liability claim, which exceeded the limits retained by the Company. The claim was partially paid to the Company in 2003.

While management continually evaluates the potential for changes in loss estimates, due to the uncertainty inherent in the liability and surety business, the emergence of net favorable development may or may not occur. Management believes that the reserves for losses and loss adjustment expense are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

As of December 31, 2003, 2002 and 2001 reserves for the combined losses and loss adjustment expenses of the Company's insurance operations as determined in accordance with accounting principles and practices prescribed or permitted by insurance regulatory authorities ("Statutory basis reserves") were $16,472,346, $17,258,971 and $19,812,958, respectively. As of December 31, 2003, 2002 and
2001 reserves determined in accordance with GAAP were $20,848,566, $25,642,865 and $22,585,626, respectively. The difference between the Statutory basis reserves and the GAAP basis reserves is the netting of reinsurance recoverable against losses and loss adjustment expense reserves for statutory purposes.

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

                                  1993    1994    1995    1996    1997    1998    1999    2000    2001     2002     2003
                                 ------   ----   ------   ----    ----    ----    ----    ----    ----     ----     ----
                                                 (thousands)
Net liability for unpaid losses
 and loss adjustment expenses    30,437  36,726  41,363  44,119  45,423  40,891  34,620  26,730  19,813   17,259   16,472

Liability re-estimated as of:

 One year later                  30,437  35,825  40,193  43,282  43,106  37,816  33,503  26,735  19,487   18,083
 Two years later                 28,337  34,659  37,872  40,865  35,698  36,741  27,656  22,744  20,260
 Three years later               27,170  29,913  35,354  33,359  33,735  31,108  24,781  22,469
 Four years later                23,550  27,193  28,149  30,999  27,004  28,669  23,586
 Five years later                20,880  19,486  25,057  25,663  24,951  27,559
 Six years later                 13,673  16,254  21,499  23,315  24,128
 Seven years later               11,915  14,125  19,351  22,713
 Eight years later               10,819  11,968  18,849
 Nine years later                 8,762  11,694
 Ten years later                  8,807

Gross cumulative Redundancy
 (deficiency):                   21,630  25,032  22,514  21,408  21,295  13,334  11,042   4,266    (448)    (824)

Paid (cumulative) as of:

 One year later                   1,560   2,361   3,067   2,942   6,703   7,903   8,610   6,663   1,202    1,281
 Two years later                  3,655   4,582   5,256   8,951  13,928  14,843  13,766   9,651   2,819
 Three years later                5,022   6,412   8,922  16,047  16,655  19,920  13,888  10,422
 Four years later                 6,189   7,969  15,601  18,597  20,208  22,302  13,966
 Five years later                 6,869  12,425  17,564  21,791  22,041  21,654
 Six years later                  9,723  13,094  19,885  22,550  22,316
 Seven years later               10,296  13,902  20,180  22,687
 Eight years later               11,058  13,796  20,295
 Nine years later                 9,529  13,849
 Ten years later                  9,554
Gross liability - end of year    34,730  40,955  45,235  47,960  48,901  43,115  38,544  29,311  22,586   25,643   20,848
Reinsurance recoverable           4,293   4,229   3,872   3,841   3,478   2,224   3,924   2,581   2,773    8,384    4,376
                                 ------  ------  ------  ------  ------  ------  ------  ------  ------   ------   ------
Net liability - end of year      30,437  36,726  41,363  44,119  45,423  40,891  34,620  26,730  19,813   17,259   16,472

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

IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System ("IRIS"), intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. When an insurance company's ratio falls outside the "usual value," it is designated an "unusual value," which event alerts state insurance departments to potential problems. For the year ended December 31, 2003, ACSTAR, had two IRIS ratios designated as an "unusual value" and United Coastal had three IRIS ratios designated as an "unusual value".

ACSTAR's investment yield ratio of 2.6% was below the minimum yield ratio of 4.5% primarily because of ACSTAR's 34% ownership of United Coastal which was not a significant income producer in 2003. ACSTAR's change in net writings increased 76% which exceeded the "usual value" of 33%. The increase in net writings is due to growth in new business and strong customer retention. In addition, both gross and net written premiums to policyholders surplus is below the "unusual" levels.

United Coastal's investment yield ratio of 3.8% was below the minimum yield ratio of 4.5% primarily because of the lower interest rate environment and the short duration of the investment portfolio in 2003. United Coastal's change in net writings increased 77% which exceeded the "usual value" increase of 33%. The increase in net writings is due to significant rate increases on new and renewal business and strong customer retention. The estimated current reserve deficiency to policyholders surplus was 46% which was in excess of the usual value of 25%. This ratio relies on indicated ratios of reserve need to earned premium for prior years to estimate current reserve need. This ratio does not provide appropriate results because the growth in earned premium is due to increases in premium per policy rather than exposure increase.

A.M. Best Ratings

A.M. Best ratings are indications of the solvency of an insurer based on an analysis of the financial condition and operations of a company relative to the industry in general. Occasionally, the requirement for an A.M. Best's-rated insurer is a condition imposed upon the contractor by the party engaging the contractor. Certain insurance brokers also restrict the business they will place with insurers which are not A.M. Best's-rated. The 2003 Best letter ratings range from A++ (superior) to F (in liquidation). United Coastal Insurance and ACSTAR Insurance each have an A.M. Best's rating of A- (excellent).

The Company's insurance operations could be negatively impacted by a downgrade in the Company's rating. If this were to occur, there could be a reduced demand for certain products in certain markets.

Risk-Based Capital

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2003 was above the level which might require regulatory action.

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

The following table sets forth the Company's backlog of unbilled contract amounts representing the estimated sales value of work to be performed under contract, the total number of contracts and the number of contracts with unbilled amounts in excess of $400,000 as of December 31, 2003 and 2002:

                                                                              December 31, 2003               December 31, 2002
                                                                              -----------------               -----------------
Total Number of Contracts.                                                                 7                               3

Total unbilled contract amounts.                                                  $9,680,000                      $  620,000

Number of contracts with unbilled amounts in excess of
$400,000.                                                                                  4                               1

Aggregate unbilled amount of contracts in excess of $400,000.                     $9,540,000                      $  430,000

The Company estimates that most of the December 31, 2003 backlog will be completed prior to December 31, 2004.

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

Warranty

Each project usually contains a one-year warranty or guaranty period, wherein the Company and its subcontractors warrant that the work is free from defects and was performed in accordance with the plans and specifications. Occasionally, the Company is required to make minor corrections or adjustments, but has not incurred any significant costs in connection with any such work.

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

The Company's construction contracting operations may involve the removal of asbestos. As asbestos containing materials deteriorate or become disturbed by incidental or intentional contact, asbestos fibers may enter the air and can circulate into the breathing zone of building occupants. Exposure to asbestos may be a cause of cancer. In the mid 1970's, the Company became engaged in the removal of asbestos in addition to its other contracting operations. Since that time, it has been engaged in hundreds of contracts involving the removal of asbestos. Claims by employees and non-employees related to asbestos have been made against the Company from time to time and are pending and there can be no assurance that additional claims will not be made in the future. The Company does not believe that any significant exposure exists relating to these claims.

The Company believes that it is fully covered by workers' compensation insurance with respect to any claims by current and former employees relating to asbestos operations. The Company currently obtains its workers' compensation insurance in those states in which it performs work either from state insurance funds or one of several insurance companies designated in accordance with the Assigned Risk Pool. The amount of workers' compensation insurance maintained varies from state to state but is generally greater than the maximum recovery limits established by law and is not subject to any aggregate policy limits. In the past, the Company has received a number of asbestos-related claims from employees, all of which have been fully covered by its workers' compensation insurance. The Company believes that it is sufficiently insured with respect to all future claims.

                                    MARKETING

Insurance and Bonding

As an excess and surplus lines carrier, United Coastal Insurance markets its policies through excess and surplus lines brokers only in those states in which it is permitted to write coverage. Currently, United Coastal Insurance is permitted to write excess and surplus lines insurance as an approved non-admitted insurer in forty-seven states, the District of Columbia, Puerto Rico and the Virgin Islands.

ACSTAR Insurance offers payment and performance bonds through insurance agents which specialize in the needs of contractors. All underwriting approvals and issuance of policies and bonds are performed directly by the Company's insurance subsidiaries.

The Company's insurance and bonding products are marketed in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands.

ACMAT Contracting

The Company markets its construction contracting services directly to building owners and building occupants. Project opportunities are brought to the attention of the Company through various sources such as F. W. Dodge Company, which publishes lists of projects available for bid, architects, owners, general contractors, or engineers who are familiar with the Company. The Company also depends upon repeat business and responses to the Company's advertising program. ACMAT's sales force consists of its senior management and project managers, all of whom function as construction consultants and work closely with owners, tenants and architects.

                                   COMPETITION

Insurance and Bonding

The property and casualty insurance industry is highly competitive. The Company competes with large national and smaller regional insurers in each state in which it operates, as well as monoline specialty insurers. The Company's principal competitors include certain insurance subsidiaries of American International Group, Inc. ("AIG"), Zurich Insurance Group, Admiral Insurance Company, CNA Insurance Companies, Gulf Insurance Company and Lloyd's of London. Many of its competitors are larger and have greater financial resources than the Company. Among other things, competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services or the insurer's rating by independent rating agencies. The Company competes with admitted insurers, surplus line insurers, new forms of insurance organizations such as risk retention groups, and alternative self-insurance mechanisms.

Competition in the field of surety bonding is intense and many of the Company's competitors are larger and have greater surplus than the Company, thereby allowing them to provide bonds with higher limits than those which the Company is able to provide. The Company's principal competitors include the St. Paul Companies, Inc., Gulf Insurance Company and CNA. The Company's insurance subsidiaries hold primary and reinsurance certificates of authority as acceptable sureties on Federal bonds as do approximately 250 to 300 other surety companies. The certificates give the Company an advantage over companies which are not certified by the United States Treasury Department with respect to surety bonding on Federal projects in that such certification has become a standard with respect to both Federal and other bonds. Approximately one-half of the surety bonds written by the Company's subsidiaries are required to be provided by a Treasury listed company. With respect to other bonds, the Company faces competition from as many as 1,000 additional non-certified surety companies.

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

State insurance regulations impose certain restrictions upon the types of investments that the Company's insurance subsidiaries can acquire and the percentage of their capital or assets that may be placed in any particular investment or type of investment. Certain states also require insurance companies to furnish evidence of financial security by means of a deposit of marketable securities with the state insurance regulatory authority. On December 31, 2003, the Company's insurance subsidiaries had securities with an aggregate fair value of approximately $10.5 million on deposit with various state regulatory authorities.

The insurance subsidiaries of ACMAT are restricted as to the amount of cash dividends they may pay. During 2003, United Coastal Insurance paid $1,500,000 in dividends which was below the level that requires prior approval by the Arizona Insurance Department. At January 1, 2004, approximately $1,272,000 is available for the payment of dividends by United Coastal Insurance in 2004 without the prior approval of the Arizona Insurance Department.

Under applicable insurance regulations in its domicile state of Illinois, ACSTAR Insurance is also restricted as to the amount of dividends it may pay. ACSTAR may pay or declare a dividend only up to the amount of any available surplus funds derived from realized net profits on its business, as determined in accordance with statutory accounting principles. During 2003, ACSTAR paid $2,000,000 in dividends to ACSTAR Holdings which is below the level that requires prior approval by the Illinois Insurance Department. At January 1, 2004, approximately $2,643,000 is available for the payment of dividends by ACSTAR Insurance in 2004 without the prior approval of the Illinois Insurance Department.

                                   INVESTMENTS

The Company's investment strategy is to maintain an investment policy focusing on acquiring high quality securities, primarily bonds, with fixed effective maturities of less than ten years. The investment portfolio is diversified and is in compliance with regulatory requirements. The Company's bond portfolio is composed primarily of investments rated AA or better by Standard and Poor's.

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

The Company historically invested in tax-exempt securities as part of its strategy to maximize after-tax income. As a result of the alternative minimum tax carryforward of approximately $2.1 million at December 31, 2003, the Company has minimized its investment in tax-exempt securities and will continue this trend for the foreseeable future. The following table summarizes the fair value investments portfolio at December 31, 2003 and 2002 (dollars in thousands):

                                                                                   December 31,
                                                                                   ------------
                                                                  2003                                      2002
                                                      ---------------------------                ---------------------------
                                                                          Percent                                    Percent
                                                                             Of                                         Of
                                                       Amount              Total                  Amount              Total
                                                       ------              -----                  ------              -----
Fixed maturities available for sale (1):
   U.S. government and government
      Agencies and authorities                        $16,146               25.0%                $14,554               20.8%
   State and political subdivisions                       547                 .8                   7,383               10.6
   Industrial and Miscellaneous                         7,712               11.9                   2,833                4.1
   Mortgage-backed securities                          28,950               44.8                  36,149               51.8
                                                      -------              -----                 -------              -----
Total fixed maturities available for sale              53,355               82.5                  60,919               87.3
Equity securities(2)                                   10,542               16.3                   6,697                9.6
Short-term investments (3)                                761                1.2                   2,133                3.1
                                                      -------              -----                 -------              -----
Total investments                                     $64,658              100.0%                $69,749              100.0%
                                                      =======              =====                 =======              =====

         (1) Fixed maturities available for sale are carried at fair value. Total cost of fixed maturities was $53,057,097 at December 31, 2003 and $59,872,707 at December 31, 2002.

         (2) Equity securities are carried at fair value. Total cost of equity securities was approximately $10,240,559 at December 31, 2003 and $6,700,559 at December 31, 2002.

         (3) Short-term investments, consisting primarily of money market instruments maturing within one year are carried at cost which, along with accrued interest, approximates fair value.

The following table sets forth our combined fair value of fixed maturity investment portfolio classified by maturity distribution at December 31, 2003 (dollars in thousands):

                                                                                   December 31, 2003
                                                                                   -----------------
                                                                                                  Percent
                                                                                                     Of
                                                                                Amount             Total
                                                                                ------             -----
Due in (1):
One year or less                                                               $ 4,754               8.9%
After one year through five years                                               12,301              23.1
After five years through ten years                                               3,493               6.5
After ten years                                                                  3,857               7.2
Mortgage-backed securities                                                      28,950              54.3
                                                                               -------             -----
                                                                               $53,355             100.0%
                                                                               =======             =====

                  (1) Based on effective maturity dates. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2003, the Company's investments complied with such laws and regulations.

Investment results for the years ended December 31, 2003, 2002 and 2001 are shown in the following table (dollars in thousands):

                                                 2003                  2002                   2001
                                                 ----                  ----                   ----
Invested assets (1)                            $ 95,522              $ 84,358               $ 83,403
Investment income (2)                          $  2,669              $  3,554               $  4,032

Average yield                                      2.79%                 4.21%                  4.83%

         (1) Average of the aggregate invested amounts at the beginning of the period and at end of each quarter including cash and cash equivalents.

         (2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

In 2003, the interest rate environment decreased led by reduction in U.S. Treasury rates, reflected in the marginal drop in yield. Invested assets are attributable to the net cash flow generated by written premiums, cash collateral and the reinvestment of investment income offset in part by cash used to repay debt, repurchase stock and pay claims.

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

During the year ended December 31, 2004, the amount of losses the Company expects to reclassify from AOCI into interest expense for its cash flow hedges is not significant. To the extent these hedges are not effective, changes in their fair value would be immediately included in earnings.

General Business Factors

During 2003, 2002 and 2001, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2003 - five customers provided 21%, 19%, 15%, 13% and 12% respectively; in 2002 - four customers provided 31%, 26%, 19% and 18%, respectively; in 2001 - three customers provided 33%, 27%, and 20%, respectively. One customer accounted for more than 10% of the United Coastal insurance revenues in 2001. However, in the opinion of the Company's management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company.

                            ENVIRONMENTAL COMPLIANCE

The Company does not expect that its compliance with federal, state or local environmental laws or regulations will have any material effect upon its capital expenditures, earnings or competitive position.

                                    EMPLOYEES

As of December 31, 2003, the Company employed approximately 25 persons, all in the United States. None of its current employees are employed subject to collective bargaining agreements. The Company believes that its relations with all of its employees are excellent.

ITEM 2. PROPERTIES

The Company and its subsidiaries occupy a 7 story office building located at 233 Main Street, in New Britain, Connecticut. ACMAT leases approximately 45% of the building to unaffiliated tenants. The office building is suitable and adequate for ACMAT's current and future requirements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ACMAT's Class A Stock trades on the Nasdaq Stock Market under the symbol "ACMTA." The Common Stock trades on the over-the-counter market under the symbol "ACMT." The following table sets forth the quarterly high and low closing prices of the Company's Common Stock and Class A Stock as reported by Nasdaq.

                                                           2003                                            2002
                                               HIGH                    LOW                     HIGH                    LOW
COMMON STOCK
  1st Quarter                                 10.55                   10.30                   19.00                   19.00
  2nd Quarter                                 10.38                    9.50                   19.00                   13.00
  3rd Quarter                                 10.65                   10.35                   14.25                   10.05
  4th Quarter                                 11.75                   10.65                   10.55                   10.05

CLASS A STOCK
  1st Quarter                                 10.31                    8.07                    9.65                    7.55
  2nd Quarter                                  9.35                    7.76                   11.99                    9.41
  3rd Quarter                                 12.78                    9.20                   10.20                    7.76
  4th Quarter                                 12.62                   11.34                   10.35                    8.24

No dividends have been paid in the past five years and there is no intention of paying dividends in the near future. As of March 1, 2004, there were 351 Common Stock shareholders of record and 554 Class A Stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                  2003                 2002                2001                 2000                  1999
                                  ----                 ----                ----                 ----                  ----
Revenues                      $ 19,168,648         $ 31,574,097        $ 26,962,807         $ 26,341,755          $ 25,500,249
Total Assets                   132,429,857          121,964,763         109,463,456          112,216,369           125,855,611
Long-Term Debt                  19,107,293           21,511,921          24,550,361           27,696,587            30,792,720
Stockholders' Equity            42,082,178           40,853,708          37,972,175           37,483,665            36,126,992

Net Earnings                     1,613,994            3,156,893           1,706,588            2,224,317             3,013,723
Basic Earnings Per Share               .70                 1.33                 .70                  .80                  1.02
Diluted Earnings Per Share             .69                 1.32                 .68                  .78                   .99

         Note: No cash dividends were paid during any of the periods above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of December 31, 2003 and 2002, our consolidated results of operations for the periods ended December 31, 2003, 2002 and 2001 and where appropriate, factors that may affect our future financial performance. The MD&A should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10K.

Forward-Looking Statement Disclosure and Certain Risks

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", or "estimates", or variations of such words, and similar expressions are intended to identify forward-looking statements.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following:

         - Changes in the demand for, pricing of, or supply of our products;

         - General economic conditions, including changes in interest rates and the performance of financial markets;

         - Additional statement of earnings charges if our loss reserves are insufficient;

         - The possibility that claims cost trends that we anticipate in our businesses may not develop as we expect;

         - The possibility of downgrades in our ratings significantly adversely affecting us, including, but not limited to, reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;

         - The risk that our subsidiaries may be unable to pay dividends to us in sufficient amounts to enable us to meet our obligations;

         - The cyclicality of the property-liability insurance industry causing fluctuations in our results.

EXECUTIVE SUMMARY:

2003 Consolidated Results of Operations:

         - Net earnings of $1,613,994, or $.70 per share basic and $.69 per share diluted.

         -        Written premiums increased 75% over prior year.

         -        Favorable rate environment and improved loss trends.

         - Decreased interest income offset by decreased interest expense.

         - Construction contract revenues down significantly, however, resulting in a gross profit of 2.9%.

         - No net life insurance proceeds in 2003 compared to $3.3 million in 2002.

         - No tax benefit in 2003 compared to a benefit of $2.5 million in 2002.

2003 Financial Condition:

         - Total assets of $132.4 million, up $10.5 million from the prior year.

         - Total cash and invested assets of $102.3 million, up $13.8 million from the prior year.

         - Stockholders' Equity of $42.1 million, up $1.2 million from the prior year.

         -        Total debt reduced to $19.1 million from $21.5 million.

         - Cash flow provided from operations of $17.4 million, up from $11.6 million

CONSOLIDATED OVERVIEW:

                                                                    2003                     2002                   2001
                                                                    ----                     ----                   ----
Net Earnings                                                     $1,613,994               3,156,893              1,706,588
Basic Earnings Per Share                                         $      .70                    1.33                    .70
Diluted Earnings Per Share                                       $      .69                    1.32                    .68

The Company's discussions related to all items, other than net earnings, are presented on a pretax basis, unless otherwise noted.

Net earnings were $1,613,994 or $.70 per share basic and $.69 per share diluted in 2003 compared to $3,156,893 or $1.33 per share basic and $1.32 per share diluted in 2002. The decrease in net earnings for 2003 compared to 2002 is primarily due to the absence of a one-time benefit from life insurance proceeds, net of related obligations, and the related tax benefits due to the death of the former Chairman and President of the Company in 2002. Net earnings for 2003 reflected the continuing favorable rate environment and lower unfavorable prior year loss development. Construction contracting revenues exceeded the cost of the construction contracts by $83,680 in 2003 compared to contract costs exceeding contract revenues by ($2,050,208) in 2002 due to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate. Investment income was $2,668,940 in 2003 compared to $3,553,565 in 2002 and was offset by the decrease in interest expense of $1,059,974 in 2003 from $1,928,084 in 2002. Realized capital gains were $361,542 in 2003 compared to $25,971 in 2002.

Net earnings were $3,156,893 or $1.33 per share basic and $1.32 per share diluted in 2002 compared to $1,706,588 or $.70 per share basic and $.68 per share diluted in 2001. The increase in net earnings for 2002 compared to 2001 is primarily due to the one-time benefit from life insurance proceeds, net of related obligations, and the related tax benefits due to the death of the former Chairman and President of the Company in 2002. Construction contracting costs exceeded contract revenues by ($2,050,208) in 2002 compared to contract revenues exceeding the cost of the construction contracts by $891,821 in 2001 due to additional remediation expenses incurred on a construction project that significantly exceeded the original estimate in 2002. Net earnings in 2002 also reflect an increase to loss reserves due to two large losses reported in current year. Investment income was $3,553,565 in 2002 compared to $4,031,793 in 2001 and was offset by the decrease in interest expense of $1,928,084 in 2002 from $2,723,052 in 2001. Realized capital gains were $25,971 in 2002 compared to $374,301 in 2001.

Consolidated revenues were as follows:

                                                       2003                        2002                     2001
                                                       ----                        ----                     ----
Contract revenues                                 $   2,982,197                 16,289,326               14,074,878
Earned premium                                       12,270,916                  7,571,725                7,581,276
Investment income                                     2,668,940                  3,553,565                4,031,793
Net realized capital gains                              361,542                     25,971                  374,301
Life insurance proceeds, net                                ---                  3,348,903                      ---
Other income                                            885,053                    784,607                  900,559
                                                  -------------                 ----------               ----------
   Consolidated revenues                          $  19,168,648                 31,574,097               26,962,807
                                                  =============                 ==========               ==========

Total consolidated revenues decreased $12,405,449 or 39% in 2003 and increased $4,611,290 or 17% in 2002.

Contract revenues decreased $13,307,129 or 82% in 2003 due primarily to the timing of three large projects that were completed in 2002. The significant decrease in contract revenues in 2003 reflects the impact of a significant number of contractors competing for a limited number of projects available in our market place. Contract revenues increased $2,214,448 or 16% in 2002 due to the timing of three large projects in 2002. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at December 31, 2003 was $9,680,000 compared to $430,000 at December 31, 2002. The significant increase in backlog reflects the four contracts successfully bid during 2003.

Earned premiums increased $4,699,191 or 62% in 2003 due to a 75% increase in net written premiums in ACSTAR Bonding primarily due to a growth in new business and strong customer retention and a 76% increase in net written premiums in United Coastal liability insurance business due primarily to significant rate increases on new and renewal business and strong customer retention. Earned premium was flat in 2002 compared to 2001 reflecting the Company's strategy to selectively underwrite during uncertain economic times and unfavorable pricing in the casualty insurance market.

Investment income decreased $884,625 or 25% in 2003 despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 2.79% in 2003 from 4.21% in 2002. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio partially offset by the sale of most of the tax-exempt investments during 2003. Investment income decreased $478,228 or 12% in 2002 despite average invested assets remaining relatively flat. The decline resulted from a reduction in investment yields to 4.21% in 2002 from 4.83% in 2001. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio.

Net realized capital gains were $361,542 in 2003 compared to $25,971 in 2002. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes. Net realized gains of $374,301 were generated in 2001 as a result of selling primarily fixed maturity investments.

Life insurance proceeds in 2002 reflect the net proceeds of several key-man life insurance policies totaling approximately $8,800,000. In addition, the Company incurred certain obligations, previously approved by the Board of Directors, totaling approximately $5,500,000. These obligations for consulting fees, widow's compensation and unused vacation pay were due only to the extent that sufficient proceeds existed from the life insurance policies at the time of Mr. Nozko's death.

Other income increased $100,446 in 2003 due primarily to increased fees related to funds administration services income offset in part by a decrease in rental income. Other income decreased $115,952 in 2002 primarily due to a decrease in funds administration services income in 2002. Other revenues consist primarily of rental income and funds administration fees charged to bonding customers.

Consolidated expenses were as follows:

                                                    2003                         2002                        2001
                                                    ----                         ----                        ----
Cost of contract revenues                      $  2,898,517                  18,339,534                   13,183,057
Losses and loss adjustment expenses               4,993,991                   4,071,399                    1,536,022

Amortization of policy acquisition costs          2,346,902                   1,753,553                    2,049,946
General and Administrative expenses               5,341,416                   4,856,068                    4,856,785
Interest expense                                  1,059,974                   1,928,084                    2,723,052
                                               ------------                  ----------                   ----------
                                               $ 16,640,800                  30,948,638                   24,348,862
                                               ============                  ==========                   ==========

Consolidated expenses decreased $14,307,838 or 46% in 2003 and increased $6,599,776 or 27% in 2002.

Cost of contract revenues decreased $15,441,017 or 84% in 2003 primarily due to the 82% decrease in contract revenues in 2003 due to the timing of three large projects that were completed in 2002. The gross profit margin on construction projects improved to 2.9% in 2003 compared to a gross loss margin of (12.6%) in 2002. The Company incurred additional remediation expenses on a construction project in 2002 that significantly exceeded the original estimate. Cost of contract revenues increased $5,156,477 or 39% in 2002 due primarily to the 15.7% increase in contract revenues in 2002 due to the timing of three large projects that were completed in 2002. The gross profit (loss) margin on construction projects was (12.6%) in 2002 compared to a gross profit margin of 6.3% in 2001. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $922,592 or 23% in 2003 primarily due to the 62% increase in earned premiums primarily offset by lower adverse development. Losses and loss adjustment expenses increased $2,535,377 or 165% in 2002 primarily due to the strengthening of loss reserves due to adverse development in prior accident years. The Company strengthened reserves by a net amount of $750,000 in 2003 and $2,200,000 in 2002.

Amortization of policy acquisition costs increased $593,349 or 34% in 2003 primarily due to the increase in earned premiums offset in part by a decrease in commissions rate. Amortization of policy acquisition costs decreased $296,393 or 14% in 2002 primarily due to the decrease in commission rates for agents and a slight decrease in earned premiums.

General and administrative expenses increased $485,348 or 10% in 2003 primarily due to an increase in salary expense. General and administrative expenses remained relatively unchanged in 2002 primarily due to a decrease in amortization of intangibles offset by an increase in bad debt expense.

Interest expense decreased $868,110 or 45% in 2003 and $794,968 or 29% in 2002 primarily due to the decrease in long-term debt and the replacement of high interest-bearing debt with lower interest-bearing debt during the fourth quarter of 2002.

The Company's effective tax rate was 36.2%, (404.7%) and 34.7% in 2003, 2002 and 2001, respectively. The 2003 increase in the effective tax rate reflected the elimination of tax-exempt investments in 2003 and the one-time recognition of net life insurance proceeds during 2002 that were exempt for income tax purposes. The 2002 decrease in effective tax rate reflected the one-time recognition of net life insurance proceeds of several key-man life insurance policies as well as the effect of tax-exempt investments.

Results of Operations by Segment:

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

Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable general and administrative expenses.

ACSTAR BONDING:              2003                    2002                    2001
                             ----                    ----                    ----
Operating Earnings        $2,631,790              $1,217,718              $2,098,548
                          ----------              ----------              ----------
GAAP Combined Ratio             79.6%                  103.5%                   85.0%
                          ----------              ----------              ----------

Operating earnings for the ACSTAR Bonding segment increased $1,414,072 or 116% in 2003. The operating earnings in 2003 benefited from a 64% increase in earned premiums and a 23.9 point improvement in the GAAP combined ratio in 2003. Operating earnings decreased $880,830 or 42% in 2002. The decrease in 2002 operating earnings reflect the addition of $500,000, net of recoveries, to loss reserves for a large loss reported in current year, flat revenue from earned premiums and a decrease in investment income and realized capital gains.

The decrease in the 2003 GAAP combined ratio is due to the absence of large losses reported in the 2002 loss year and improved expense management. In addition, prior year favorable development is significantly lower due to actual loss experience being closer to estimates. The increase in the 2002 GAAP combined ratio results primarily from a large loss of approximately $500,000 reported in 2002.

ACSTAR Bonding revenues were as follows:

                                        2003                   2002                  2001
                                        ----                   ----                  ----
Earned premium                      $ 6,578,324             4,001,183             3,808,737
Investment income                     1,177,091             1,451,169             1,560,080
Net realized capital gains              272,565                 5,737               191,670
Other income (expense)                 (160,636)              (97,218)              (72,804)
                                    -----------             ---------             ---------
                                    $ 7,867,344             5,360,871             5,487,683
                                    ===========             =========             =========

Revenues increased $2,506,473 or 47% in 2003 and decreased $126,812 or 2% in 2002.

Earned premiums increased $2,577,141 or 64% in 2003 due to a 75% increase in net written premiums primarily due to a growth in new business and strong customer retention. Earned premiums increased $192,446 or 5% in 2002 due to a 24% increase in written premiums reflecting the impact of a favorable insurance rate market. Beginning in 2002, ACSTAR has experienced a significant increase in business opportunities that meet ACSTAR's underwriting standards.

Investment income decreased $274,078 or 19% in 2003 despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 2.2% in 2003 from 3.3% in 2002. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio partially offset by the sale of most of the tax-exempt investments during 2003. Investment income decreased $108,911 or 7% in 2002 despite average invested assets remaining relatively flat. The decline resulted from a reduction in investment yields to 3.3% in 2002 from 4.0% in 2001. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio.

Net realized capital gains were $272,565 in 2003 compared to $5,737 in 2002. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds by the parent company in 2002 that were exempt for income tax purposes. Net realized gains of $191,670 were generated in 2001 as a result of selling primarily fixed maturity investments.

Other income (expense) relates primarily to fees related to funds administration services. Funds administration fees charged to bonding customers for administering payments to subcontractors and venders fluctuates depending on the terms and conditions offered and accepted for the bonding programs each year.

ACSTAR Bonding expenses were as follows:

                                                               2003                     2002                   2001
                                                               ----                     ----                   ----
Losses and loss adjustment expenses                        $ 1,966,955               1,300,237                404,260
Amortization of policy acquisition costs                     2,136,115               1,564,398              1,601,377
General and administrative expenses                          1,132,484               1,278,518              1,383,498
                                                           -----------               ---------              ---------
                                                           $ 5,235,554               4,143,153              3,389,135
                                                           ===========               =========              =========

Expenses increased $1,092,401 or 26% in 2003 and $754,018 or 22% in 2002.

Losses and loss adjustment expenses increased $666,718 or 51% in 2003 primarily due to the 64% increase in earned premiums offset in part by a 23.9 point decrease in the GAAP combined ratio for 2003. The improvement in the GAAP combined ratio for 2003 is the result of improved loss experience and an increase in earned premium. Losses and loss adjustment expenses increased $895,977 or 222% in 2002 primarily due to the strengthening of loss reserves due to adverse development in prior years. During 2002, the Company increased reserves by $500,000, net of recoveries, due to a large loss reported in current year.

Amortization of policy acquisition costs increased $571,717 or 37% in 2003 primarily due to the increase in earned premiums offset in part by a decrease in commissions paid. Amortization of policy acquisition costs decreased $36,979 or 2% in 2002 primarily attributable to a decrease in the average commissions paid to agents offset in part by the increase in 2002 earned premiums.

General and administrative expenses decreased $146,034 or 11% in 2003 primarily due to a decrease in rental expense and depreciation expense. General and administrative expenses decreased by $104,980 or 8% in 2002 due primarily to no further amortization expense related to intangibles and a one-time rent recovery from an affiliate.

UNITED COASTAL LIABILITY INSURANCE:

                                                   2003                    2002                      2001
                                                   ----                    ----                      ----
Operating Earnings                              $1,414,416              $  677,349                $2,810,000
                                                ----------              ----------                ----------
GAAP Combined Ratio                                  100.3%                  133.9%                     94.2%
                                                ----------              ----------                ----------

Operating earnings for the United Coastal Liability Insurance segment increased $737,067 or 109% in 2003. The operating earnings in 2003 benefited from a 59% increase in earned premiums and a 33.6 point improvement in the GAAP combined ratio in 2003. Operating earnings decreased $2,132,651 or 76% in 2002. The decrease in 2002 operating earnings is attributable to a large loss of approximately $1,700,000 reported in 2002, decreased premiums and investment income.

The decrease in the 2003 GAAP combined ratio is due to the absence of large losses reported in the 2002 loss year and improved expense management. In addition, prior year favorable development is significantly lower due to actual loss experience being closer to estimates. The increase in the 2002 GAAP combined ratio results primarily from a large loss of approximately $1,700,000 reported in 2002.

United Coastal Liability Insurance revenues were as follows:

                                                    2003                         2002                        2001
                                                    ----                         ----                        ----
Earned premium                                   $5,692,592                   3,570,542                   3,772,539
Investment income                                 1,271,612                   1,845,179                   2,385,377
Net realized capital gains                           88,977                      20,234                     182,631
Other income                                         68,454                      22,418                      22,845
                                                 ----------                   ---------                   ---------
   Consolidated revenues                         $7,121,635                   5,458,373                   6,363,392
                                                 ==========                   =========                   =========

Revenues increased $1,663,262 or 30% in 2003 and decreased $905,019 or 14% in 2002.

Earned premiums increased $2,122,050 or 59% in 2003 due to a 76% increase in net written premiums primarily due to significant rate increases on new and renewal business and strong customer retention. Earned premiums decreased $201,997 or 5% in 2002 despite a 17% increase in written premiums reflecting the impact and timing of a favorable insurance rate market.

Investment income decreased $573,567 or 31% in 2003 despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 3.6% in 2003 from 4.8% in 2002. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio partially offset by the sale of most of the tax-exempt investments during 2003. Investment income decreased $540,198 or 23% in 2002 despite average invested assets remaining relatively flat. The decline resulted from a reduction in investment yields to 4.8% in 2002 from 5.4% in 2001. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio.

Net realized capital gains were $88,977 in 2003 compared to $20,234 in 2002. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds by the parent company in 2002 that were exempt for income tax purposes. Net realized gains of $182,631 were generated in 2001 as a result of selling primarily fixed maturity investments.

United Coastal Liability Insurance expenses were as follows:

                                                            2003                       2002                     2001
                                                            ----                       ----                     ----
Losses and loss adjustment expenses                      $ 3,027,036                2,771,162                1,131,762
Amortization of policy acquisition costs                   1,555,151                  951,023                1,286,409
General and administrative expenses                        1,125,032                1,058,839                1,135,221
                                                         -----------                ---------                ---------
                                                         $ 5,707,219                4,781,024                3,553,392

Expenses increased $926,195 or 19% in 2003 and $1,227,632 or 35% in 2002.

Losses and loss adjustment expenses increased $255,874 or 9% in 2003 primarily due to the 59% increase in earned premiums offset in part by a 33.6 point decrease in the GAAP combined ratio for 2003. Losses and loss adjustment expenses increased $1,639,400 or 145% in 2002 primarily due to the strengthening of loss reserves due to adverse development in prior years. During 2002, the Company increased reserves by $1,700,000 due to a large loss reported in current year.

Amortization of policy acquisition costs increased $604,128 or 64% in 2003 primarily due to the 59% increase in earned premiums. Amortization of policy acquisition costs decreased $335,386 or 26% in 2002 primarily attributable to a decrease in earned premiums and the significant reduction in ceded premiums.

General and administrative expenses increased $66,193 or 6% in 2003 primarily due to an increase in bad debt expense and salary expense offset in part by a decrease in rental expense. General and administrative expenses decreased by $76,382 or 7% in 2002 due primarily to a reduction in rent expense from a one-time rent recovery from an affiliate.

ACMAT CONTRACTING:                                        2003                    2002                     2001
                                                          ----                    ----                     ----
Operating Earnings (Loss)                              $( 458,384)             $(2,690,427)            $    912,376
                                                       ----------              -----------             ------------

Operating earnings for the ACMAT Contracting segment improved $2,232,043 or 83% in 2003. The gross profit margin on construction projects improved to 2.8% in 2003 compared to a gross loss margin of (12.6%) in 2002. The Company incurred additional remediation expenses on a construction project in 2002 that significantly exceeded the original estimate. However, the gross profit margin of 2.8% in 2003 was not sufficient to cover the fixed costs in ACMAT Contracting resulting in an operating loss of $458,384. The Company expects future gross margins to be sufficient to cover fixed costs in 2004. The gross profit (loss) margin on construction projects was (12.6%) in 2002 compared to a gross profit margin of 6.2% in 2001. Gross margins fluctuate each year based upon the profitability of specific projects.

ACMAT Contracting revenues were as follows:

                                                   2003                            2002                          2001
                                                   ----                            ----                          ----
Contract revenues                               $2,982,197                      16,289,326                     14,074,878
Investment income, net                              10,388                          91,811                         44,707
Inter-segment revenue:
   Rental income                                   768,146                       1,286,000                      1,277,794
   Underwriting services and                     1,905,811                       1,131,857                      1,192,472
      agency commissions
Other income                                       977,234                         859,407                        950,518
                                                ----------                      ----------                     ----------
                                                $6,643,777                      19,658,401                     17,540,369
                                                ==========                      ==========                     ==========

Contract revenues decreased $13,307,129 or 82% in 2003 due primarily to the timing of three large projects that were completed in 2002. The significant decrease in contract revenues in 2003 reflects the affect of a significant number of contractors competing for a limited number of projects available in our market place. Contract revenues increased $2,214,448 or 16% in 2002 due to the timing of three large projects in 2002. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at December 31, 2003 was $9,680,000 compared to $430,000 at December 31, 2002. The significant increase in backlog reflects four contracts successfully bid during 2003.

Inter-segment revenues consists primarily of rental income and underwriting services fees and agency commissions. Rental income decreased $517,854 or 40% in 2003 as a result of a reduction in rent charged to ACSTAR and United Coastal effective January 1, 2003. Rental income increased $8,206 or 1% in 2002 primarily due to a slight increase in operating expense increases related to the rental property.

Underwriting services fees and agency commissions increased $773,954 or 68% in 2003 due primarily to a 76% increase in net written premiums. Underwriting services fees and agency commissions decreased $60,615 or 5% in 2002 due primarily to the timing of premiums written.

Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income increased $117,827 or 14% in 2003 and decreased $91,111 or 10% in 2002.

ACMAT Contracting expenses were as follows:

                                                         2003                      2002                    2001
                                                         -----                     -----                   ----
Cost of contract revenues                             $2,898,517                18,339,534              13,183,057
General and administrative expenses                    4,203,644                 4,009,294               3,444,936
                                                      ----------                ----------              ----------
                                                      $7,102,161                22,348,828              16,627,993
                                                      ==========                ==========              ==========

Expenses decreased $15,246,667 or 68% in 2003 and $5,720,835 or 34% in 2002.

Cost of contract revenues decreased $15,441,017 or 84% in 2003 primarily due to the 82% decrease in contract revenues in 2003 due to the timing of three large projects that were completed in 2002. The gross profit margin on construction projects improved to 2.9% in 2003 compared to a gross loss margin of (12.6%) in 2002. The Company incurred additional remediation expenses on a construction project in 2002 that significantly exceeded the original estimate. Cost of contract revenues increased $5,156,477 or 39% in 2002 due primarily to the 39% increase in contract revenues in 2002 due to the timing of three large projects that were completed in 2002. The gross profit (loss) margin on construction projects was (12.6%) in 2002 compared to a gross profit margin of 6.3% in 2001. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses increased $194,350 or 5% in 2003 primarily due to an increase in salary expense offset in part by a decrease in bad debt expense, rental expense and amortization of intangibles. General and administrative expenses increased by $564,358 or 16% in 2002 due primarily an increase in bad debt expense and a one-time return of rental income to affiliates collected on their behalf offset in part by a decrease in salary expense in 2002.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to reserves for losses and loss adjustment expenses and revenue recognition on construction projects using the percentage of completion method.

Reserves for losses and loss adjustment expenses were $20,848,566 at December 31, 2003. The Company maintains reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported claims for insured risks incurred as of the end of each accounting period. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims. This is a critical accounting policy for the insurance operations.

Management believes that the reserves for losses and loss adjustment expenses at December 31, 2003 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

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

The Company realized cash flow from operations in the amount of $17,393,270 in 2003, $11,615,814 in 2002 and $1,465,272 in 2001. The cash flow from operations is due primarily to the increase of cash collateral. Substantially all of the Company's cash flow is used to repay long-term debt, repurchase stock and purchase investments. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other operating and non-operating expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

Net cash provided by investing activities was $4,140,298 in 2003 compared to net cash used for investing activities of $1,918,242 in 2002 and to net cash provided by investing activities was $8,821,721 in 2001.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The Company was in compliance with all of these covenants at December 31, 2003.

The Company maintains a short-term unsecured bank credit line of $10 million to fund interim cash requirements. There were no borrowings outstanding under this line of credit as of December 31, 2003.

During 2003, the Company purchased, in the open market and privately negotiated transactions, 13,700 shares of its Class A Stock at an average price of $8.89. During 2003, the Company also purchased 4,000 shares of its Common Stock at an average price of $10.93.

The Company's principal source of cash for repayment of long-term debt is dividends from its two insurance companies. During 2003, ACMAT received $2,990,000 as dividends from its subsidiaries. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. For 2004, the amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, is limited to approximately $3,920,000.

In 2004, the Company anticipates that internally generated funds will be utilized for repayment of long-term debt. Principal repayments on long-term debt is scheduled to be $2,708,396 in 2004.

REGULATORY ENVIRONMENT:

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of December 31, 2003 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at December 31, 2003 include the following:

                                                                         Payment due by Period
                                     -------------------------------------------------------------------------------------------
                                                           Less than             1 to 3               4 to 5            After 5
                                        Total                1 Year              Years                Years              Years
                                        -----                ------              -----                -----              -----
Long-Term Debt (principal)           $19,107,293           2,708,396           5,091,305            5,359,166          5,948,426

The Company also has cash collateral of $41,718,225 at December 31, 2003 which it would be required to return at the end of expiration of applicable bond period subject to any claims.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK:

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2003. The Company's market risk sensitive instruments are entered into for purposes other than trading.

The carrying value of the Company's investment portfolio as of December 31, 2003 was $64,657,599, 83% of which is invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year December 31, 2003. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company's long-term debt is interest rate risk at the time of refinancing. As the majority of the Company's debt is fixed rate debt, the Company's exposure to interest rate risk on its long-term debt is not significant. The Company continually monitors the interest rate environment and evaluates refinancing opportunities as the maturity dates approach. In addition, the Company uses interest rate swaps as a means of hedging exposure to interest rate risk on its long-term debt. The Company does not hold or issue derivative instruments for trading purposes.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2003.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $2.1 million based on a 100 basis point increase in interest rates as of December 31, 2003, which is not considered material. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 49% of total assets. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would partially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, certain non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio's primary purpose is to fund future claims payments related thereto, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. Forward-looking information contained in this report is subject to risk and uncertainty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

ACMAT Corporation and Subsidiaries:

The following Consolidated Financial Statements of the Company, related notes and Independent Auditors' Report are included herein:

         Independent Auditors' Report

         Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements - December 31, 2003, 2002 and 2001

         Consolidated Schedules included in Part II of this Report - Years ended December 31, 2003, 2002 and 2001

                  I - Condensed Financial Information of Registrant (Parent
                      Company Only)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACMAT Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Hartford, Connecticut
March 12, 2004

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2003, 2002 and 2001

                                                          2003                         2002                       2001
                                                          ----                         ----                       ----
Contract revenues                                      $ 2,982,197                  16,289,326                 14,074,878
Earned premiums                                         12,270,916                   7,571,725                  7,581,276
Investment income, net                                   2,668,940                   3,553,565                  4,031,793
Net realized capital gains                                 361,542                      25,971                    374,301
Life insurance proceeds, net                                    --                   3,348,903                         --
Other income                                               885,053                     784,607                    900,559
                                                       -----------                  ----------                 ----------
                                                        19,168,648                  31,574,097                 26,962,807

Cost of contract revenues                                2,898,517                  18,339,534                 13,183,057
Losses and loss adjustment expenses                      4,993,991                   4,071,399                  1,536,022
Amortization of policy acquisition costs                 2,346,902                   1,753,553                  2,049,946
General and administrative expenses                      5,341,416                   4,856,068                  4,856,785
Interest expense                                         1,059,974                   1,928,084                  2,723,052
                                                       -----------                  ----------                 ----------
                                                        16,640,800                  30,948,638                 24,348,862
                                                       -----------                  ----------                 ----------

Earnings before income taxes                             2,527,848                     625,459                  2,613,945

Income taxes (benefits)                                    913,854                  (2,531,434)                   907,357
                                                       -----------                  ----------                 ----------

Net earnings                                           $ 1,613,994                   3,156,893                  1,706,588
                                                       ===========                  ==========                 ==========

Basic earnings per share                               $       .70                        1.33                        .70
                                                       -----------                  ----------                 ----------

Diluted earnings per share                             $       .69                        1.32                        .68
                                                       -----------                  ----------                 ----------

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002

                         ASSETS                                              2003                              2002
                         ------                                              ----                              ----
Investments:
 Fixed maturities - available for sale at fair value
  (Cost of $53,057,097 in 2003 and $59,872,707 in 2002 )                 $ 53,355,212                        60,919,291
 Equity securities - available for sale at fair value
  (Cost of $10,240,559 in 2003 and $6,700,559 in 2002)                     10,541,515                         6,697,150
 Short-term investments, at cost which approximates fair value                760,872                         2,132,966
                                                                         ------------                      ------------
  Total Investments                                                        64,657,599                        69,749,407

Cash and cash equivalents                                                  37,687,994                        18,724,560
Accrued interest receivable                                                   341,451                           452,724
Receivables, net of allowance for doubtful accounts of
  $302,606 in 2003 and $345,143 in 2002                                     2,222,971                         2,580,046
Reinsurance recoverable:
  Unpaid losses                                                             4,376,220                         8,383,894
  Paid losses                                                               2,327,436                         1,036,726
Prepaid expenses                                                              210,127                           161,712
Income tax receivable                                                         330,883                           308,459
Deferred income taxes                                                       2,155,028                         2,639,582
Property and equipment, net                                                11,195,363                        11,723,140
Deferred policy acquisition costs                                           1,639,325                         1,270,669
Other assets                                                                3,365,100                         3,013,484
Intangibles                                                                 1,920,360                         1,920,360
                                                                         ------------                      ------------
  Total Assets                                                           $132,429,857                       121,964,763
                                                                         ============                      ============

Liabilities & Stockholders' Equity
Accounts payable                                                              848,427                      $  2,260,950
Reserves for losses and loss adjustment expenses                           20,848,566                        25,642,865
Unearned premiums                                                           6,357,447                         4,660,194
Collateral held                                                            41,718,225                        25,991,045
Other accrued liabilities                                                   1,467,721                         1,044,080
Long-term debt                                                             19,107,293                        21,511,921
                                                                         ------------                      ------------
 Total Liabilities                                                         90,347,679                        81,111,055

Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized;
   549,355 and 553,355 shares issued and outstanding)                         549,355                           553,355
  Class A Stock (No par value; 10,000,000 shares authorized;
   1,742,705 and 1,756,405 shares issued and outstanding)                   1,742,705                         1,756,405
  Retained earnings                                                        39,438,778                        37,972,590
  Accumulated other comprehensive income                                      351,340                           571,358
                                                                         ------------                      ------------
     Total Stockholders' Equity                                            42,082,178                        40,853,708
                                                                         ------------                      ------------

                                                                         $132,429,857                       121,964,763
                                                                         ============                      ============

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
December 31, 2003, 2002 and 2001


                                                    Common
                                                  Stock par  Class A Stock     Additional     Retained
                                                    value      par value    paid-in capital   earnings
                                                    -----      ---------    ---------------   --------
Balance as of December 31, 2000                   $ 557,589    2,057,254            ---      35,326,305

Comprehensive income:
  Net unrealized appreciation of debt and
      equity securities, net of reclassification
      adjustment                                        ---          ---            ---             ---
  Net earnings                                          ---          ---            ---       1,706,588

Total comprehensive income

Acquisition and retirement of 234,235
    shares of Class A Stock                             ---     (234,235)       (20,000)     (1,572,667)
Issuance of 4,000 shares of Class A Stock
    pursuant to stock options                           ---        4,000         20,000             ---
                                                  ---------    ---------        -------      ----------
Balance as of December 31, 2001                   $ 557,589    1,827,019            ---      35,460,226

Comprehensive income:
    Net unrealized appreciation of debt and
      equity securities, net of reclassification
      adjustment                                        ---          ---            ---             ---
    Net unrealized loss on derivatives
      qualifying as hedges                              ---          ---            ---             ---
    Net earnings                                        ---          ---            ---       3,156,893

Total comprehensive income

    Acquisition and retirement of 4,234
      shares of Common Stock                         (4,234)         ---            ---         (76,255)
    Acquisition and retirement of 78,114
      shares of Class A Stock                           ---      (78,114)           ---        (615,149)
    Issuance of 7,500 shares of Class A
       Stock pursuant to stock options                  ---        7,500            ---          46,875
                                                  ---------    ---------        -------      ----------
Balance as of December 31, 2002                   $ 553,355    1,756,405            ---      37,972,590

Comprehensive income:
    Net unrealized loss on debt and
      equity securities, net of reclassification
      adjustment                                        ---          ---            ---             ---
    Net unrealized gain on derivatives
      qualifying as hedges                              ---          ---            ---             ---
    Net earnings                                        ---          ---            ---       1,613,994

Total comprehensive income

Acquisition and retirement of 4,000
     shares of Common Stock                          (4,000)         ---            ---         (39,700)
Acquisition and retirement of 13,700
  shares of Class A Stock                               ---      (13,700)           ---        (108,106)
                                                  ---------    ---------        -------      ----------
Balance of December 31, 2003                      $ 549,355    1,742,705            ---      39,438,778
                                                  =========    =========        =======      ==========

                                                    Accumulated
                                                       other          Total
                                                   comprehensive  stockholders'
                                                   income (loss)      equity
                                                   -------------      ------
Balance as of December 31, 2000                       (457,483)     37,483,665

Comprehensive income:
  Net unrealized appreciation of debt and
      equity securities, net of reclassification
      adjustment                                       584,824         584,824
  Net earnings                                             ---       1,706,588
                                                                    ----------
Total comprehensive income                                           2,291,412

Acquisition and retirement of 234,235
    shares of Class A Stock                                ---      (1,826,902)
Issuance of 4,000 shares of Class A Stock
    pursuant to stock options                              ---          24,000
                                                      --------      ----------
Balance as of December 31, 2001                        127,341      37,972,175

Comprehensive income:
    Net unrealized appreciation of debt and
      equity securities, net of reclassification
      adjustment                                       561,159         561,159
    Net unrealized loss on derivatives
      qualifying as hedges                            (117,142)       (117,142)
    Net earnings                                           ---       3,156,893
                                                                    ----------
Total comprehensive income                                           3,600,910

    Acquisition and retirement of 4,234
      shares of Common Stock                               ---         (80,489)
    Acquisition and retirement of 78,114
      shares of Class A Stock                              ---        (693,263)
    Issuance of 7,500 shares of Class A
       Stock pursuant to stock options                     ---          54,375
                                                      --------      ----------
Balance as of December 31, 2002                        571,358      40,853,708

Comprehensive income:
    Net unrealized loss on debt and
      equity securities, net of reclassification
      adjustment                                      (293,115)       (293,115)
    Net unrealized gain on derivatives
      qualifying as hedges                              73,097          73,097
    Net earnings                                           ---       1,613,994
                                                                    ----------
Total comprehensive income                                           1,393,976

Acquisition and retirement of 4,000
     shares of Common Stock                                ---         (43,700)
Acquisition and retirement of 13,700
  shares of Class A Stock                                  ---        (121,806)
                                                      --------      ----------
Balance of December 31, 2003                           351,340      42,082,178
                                                      ========      ==========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

                                                                                2003               2002               2001
                                                                                ----               ----               ----
Cash Flows From Operating Activities:
    Net earnings                                                            $  1,613,994          3,156,893          1,706,588
    Adjustments to reconcile net earnings to net cash provided by
         (used for) operating activities:
         Depreciation and amortization                                         1,396,716          1,066,891          1,535,057
         Net realized capital gains                                             (361,542)           (25,971)          (374,301)
         Deferred income taxes                                                   484,554            418,865            383,562
    Changes In:
         Accrued interest receivable                                             111,273            297,354            283,333
         Receivables, net                                                        357,075          2,259,513           (699,196)
         Reinsurance recoverable                                               1,680,238         (6,647,952)          (192,280)
         Deferred policy acquisition costs                                      (368,656)          (105,113)           273,191
         Prepaid expenses and other assets                                       636,695          1,831,707         (1,261,646)
         Accounts payable and other liabilities                                 (915,785)        (1,110,327)           651,095
         Collateral held                                                      15,727,180         10,042,409          7,275,258
         Reserves for losses and loss adjustment expenses                     (4,794,299)         3,057,239         (6,724,980)
         Income taxes                                                            128,574         (3,130,691)          (102,829)
         Unearned premiums                                                     1,697,253            504,997         (1,287,580)
                                                                            ------------        -----------        -----------
             Net cash provided by operating activities                        17,393,270         11,615,814          1,465,272
                                                                            ------------        -----------        -----------

Cash Flows From Investing Activities:
    Proceeds from investments sold or matured:
          Fixed maturities - sold                                              7,652,707         19,898,298         25,677,741
          Fixed maturities - matured                                          35,304,460         12,035,000         28,261,000
          Equity securities                                                    5,711,774          2,145,444          3,568,173
          Mortgages                                                                  ---                ---            289,625
    Purchases Of:
          Fixed maturities                                                   (36,601,408)       (30,250,075)       (45,430,756)
          Equity securities                                                   (9,115,599)        (3,760,297)        (6,000,000)
    Short-term investments, (purchases) sales, net                             1,372,094         (1,761,222)         2,877,321
    Capital expenditures                                                        (183,730)          (225,390)          (421,383)
                                                                            ------------        -----------        -----------
            Net cash provided by (used for) investing activities               4,140,298         (1,918,242)         8,821,721
                                                                            ------------        -----------        -----------

Cash Flows From Financing Activities:
    Repayments on long-term debt                                              (2,404,628)       (13,038,440)        (8,146,226)
    Issuance of long-term debt                                                       ---         10,000,000          5,000,000
    Issuance of Class A Stock                                                        ---             54,375             24,000
    Payments for acquisition and retirement of stock                            (165,506)          (773,753)        (1,826,902)
                                                                            ------------        -----------        -----------
            Net cash used for financing activities                            (2,570,134)        (3,757,818)        (4,949,128)
                                                                            ------------        -----------        -----------

Net change in cash and cash equivalents                                       18,963,434          5,939,754          5,337,865

Cash and cash equivalents, beginning of year                                  18,724,560         12,784,806          7,446,941
                                                                            ------------        -----------        -----------

Cash and cash equivalents, end of year                                      $ 37,687,994         18,724,560         12,784,806
                                                                            ============        ===========        ===========

See Notes to Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

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

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-seven states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal provides specialty general, environmental and professional liability insurance primarily to general contractors, specialty trade and environmental contractors, property owners, storage and treatment facilities and allied professionals. United Coastal also offers products liability policies to manufacturers. In addition, the company offers professional liability coverage to architects, consultants and engineers.

The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for general building, specialty trade, environmental contractors and others. ACSTAR also offers other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

During 2003, 2002 and 2001, customers who individually accounted for more than 10% of consolidated construction contracting revenue are as follows; in 2003 - five customers provided 21%, 19%, 15%, 13% and 12%, respectively; in 2002 - four customers provided 31%, 26%, 19% and 18%, respectively; and in 2001 - three customers provided 33%, 27%, and 20%, respectively. One customer accounted for more than 10% of the United Coastal insurance revenues in 2001.

(c) Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities reflect investment in common stock, non-redeemable preferred stock and mutual funds.

Investments are classified as "available for sale" and are reported at fair value, with unrealized gains or losses, net of tax, charged or credited directly to stockholders' equity.

The fair value of investment securities are based on quoted market prices. Premiums and discounts on debt securities are amortized into interest income over the term of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method. Any security which management believes has experienced a decline in value which is other than temporary is written down to its fair value and a charge is recorded in net realized capital gains.

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Deferred Policy Acquisition Costs

Deferred policy acquisition costs, representing commissions and certain pre-tax underwriting costs, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverable of the carrying value of this asset.

(e) Property and Equipment

Property and equipment are stated at costs, net of depreciation. Depreciation is computed using the straight-line method at rates based upon the respective estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

(f) Intangibles

Intangible assets relate to insurance operating licenses and are deemed to have an indefinite useful life. The Company performs an impairment test at least annually or more frequently if events or conditions indicate that the asset might be impaired. Based on these tests, the Company did not impair any intangible assets.

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

(h) Collateral Held

Collateral held represents cash and investments retained by the Company for surety bonds issued by the Company to cover costs of claims or unpaid premiums. The carrying amount of collateral held approximates its fair value because of the short maturity of these instruments.

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates and monitors the financial condition of reinsurers under reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

Effective November 1, 2002 through April 30, 2004, the Company cedes 80% of its exposure in excess of $1,000,000 up to $5,000,000 on a per principal/insured basis. Prior to October 31, 2002, reinsurance was applicable on a per principal/insured basis for 100% of the losses in excess of $1,000,000 up to $8,000,000. From May 1, 2000 to April 30, 2002, the Company also reinsured surety losses on a per principal basis for losses in excess of $8,000,000 up to $13,000,000.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance recoverables include ceded reserves for losses and loss adjustment expenses. Ceded unearned premiums of $621,805 and $690,902 at December 31, 2003 and 2002, respectively, are included in other assets. All reinsurance contracts maintained by the Company qualify as short-duration prospective contracts. A summary of reinsurance premiums written and earned is provided below:

                             Premiums Written                           Premiums Earned
                  ---------------------------------------    --------------------------------------
                      2003          2002          2001          2003           2002        2001
                  -----------     ---------     ---------    -----------     ---------    ---------
Direct            $15,623,105     9,104,072     8,350,916    $13,942,316     8,576,573    9,639,764
Assumed                11,485         1,387        47,491          4,745        26,965       32,795
Ceded              (1,597,325)   (1,119,464)   (1,766,087)    (1,676,147)   (1,031,813)  (2,091,283)
                  -----------    ----------    ----------    -----------    ----------   ----------
   Totals         $14,037,265     7,985,995     6,632,320    $12,270,916     7,571,725    7,581,276
                  ===========    ==========    ==========    ===========    ==========   ==========

Ceded incurred losses and loss adjustment expenses totaled $682,155, $6,549,843 and $148,557 for the years ended December 31, 2003, 2002 and 2001, respectively.

(j) Derivative Financial Instruments

The Company uses interest rate swaps as a means of hedging exposure to interest rate on its long-term debt. The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting, if any, would be marked to market with the changes in fair value reflected in the consolidated statement of earnings.

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

(l) Income Taxes

The provision for taxes comprises two components, current income taxes and deferred income taxes. Deferred income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income and the related tax effects for the years ended December 31, 2003, 2002 and 2000:

                                                                            2003                2002           2001
                                                                          -----------          -------        -------
Unrealized gains on investments:
Unrealized holding gain (loss) arising during period,
  net of income tax expense                                               $   (54,497)         578,300        831,863
Less reclassification adjustment for gains included in net earnings, net of income tax expense of $122,924, $8,830 and
  $127,262 for 2003, 2002 and 2001, respectively.                             238,618           17,141        247,039
Unrealized gain (loss) on derivatives qualifying as hedges                     73,097         (117,142)           ---
                                                                          -----------          -------        -------
Other comprehensive income (loss)                                         $  (220,018)         444,017        584,824
                                                                          ===========          =======        =======

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

Upon adoption of FAS No. 142, on January 1, 2002 the Company evaluated its existing intangible asset that was acquired in a purchase business combination to make any necessary reclassifications in order to conform with the new classification criteria in FAS No. 141 for recognition separate from goodwill. The Company reassessed the useful lives and residual values of all intangible assets acquired. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of FAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life.

As of January 1, 2002, the Company had an unamortized asset in the amount of $1,920,360 which was subject to the transition provisions of FAS No. 142. The Company stopped amortizing intangibles on January 1, 2002. Net earnings and earnings per share adjusted to exclude intangible amortization for the year ended December 31, 2001 are as follows:

                                                                                            2001
                                                                                         ----------
Net earnings                                                                             $1,706,588
Intangible amortization                                                                     321,707
                                                                                         ----------
Adjusted net earnings                                                                    $2,028,295
                                                                                         ==========
Basic earnings per share:
     Reported earnings per share                                                         $      .70
     Intangible amortization                                                                    .13
                                                                                         ----------
     Adjusted basic earnings per share                                                   $      .83
                                                                                         ==========
Diluted earnings per share:
     Reported earnings per share                                                         $      .68
     Intangible amortization                                                                    .13
                                                                                         ----------
     Adjusted diluted earnings per share                                                 $      .81
                                                                                         ==========

In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based on these tests, the Company did not impair any intangible asset.

Accounting for Stock-Based Compensation-Disclosure

In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS
148), an amendment to FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). It amends the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net earnings of stock-based compensation in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end reporting.

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

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the year ended December 31, 2003, 2002 and 2001 is as follows:

                                                                      2003                  2002             2001
                                                                   ----------             ---------        ---------
Net earnings as reported                                           $1,613,994             3,156,893        1,706,588
Add: Stock-based employee compensation expense included in
 reported net earnings, net of related tax effects                        ---                   ---              ---
Deduct: Stock-based compensation expense determined under fair
 value based method, net of related tax effects                       (90,495)             (221,207)        (134,915)
                                                                   ----------             ---------        ---------
Net earnings, pro forma                                            $1,523,499             2,935,686        1,571,673
                                                                   ==========             =========        =========
Earnings per share
  Basic and diluted - as reported                                  $  .70/.69            1.33/$1.32          .70/.68
  Basic and diluted - pro forma                                    $  .66/.65            1.24/$1.22          .64/.63

The Meaning of Other-Than-Temporary Impairments

Effective December 31, 2003, the Company adopted FASB Emerging Issues Task Force
(EITF) Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). EITF 03-01 requires that certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available for sale or held to maturity that are impaired at the balance sheet date but for which an impairment has not been recognized.

Hedging Instruments

In April 2003, the FASB issued Statement of Financial Standards No.149, "Amendment of Statement 133 on Derivative Investments and Hedging Activities" (FAS 149), which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 amends FAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendment to FAS 133. FAS 149 also clarifies under what circumstances a contract with an initial net investment and purchases and sales of when-issued securities that do not yet exist meet the characteristics of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have an impact on the Company's results of operations, financial condition or liquidity.

(p) Accounting Standards Not Yet Adopted

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46R is effective for public companies that have VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004.

The Company holds mortgage-backed and asset-backed securities which are considered variable interest entities. The Company has assessed the impact that the provisions of FIN 46R may have on the consolidated financial statements. The provisions of the new standard is not expected to impact the Company.

(q) Life Insurance Proceeds, net

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVESTMENTS

                                                          AMORTIZED                 ESTIMATED
INVESTMENTS AT DECEMBER 31, 2003 AND 2002 FOLLOWS:          COST                   FAIR VALUE
                                                        -------------              ----------
2003
Fixed maturities - available for sale:
Bonds:
 States, municipalities and political subdivisions      $     550,017                 546,750
 United States government and government agencies          15,930,132              16,146,082
 Mortgage-backed securities                                28,777,239              28,949,766
 Industrial and miscellaneous                               7,799,709               7,712,614
                                                        -------------              ----------
  Total fixed maturities                                   53,057,097              53,355,212
Equity securities - common stocks:
 Banks, trusts and insurance                                  265,559                 261,605
Equity securities - redeemable preferred stocks:
 Banks, trusts and insurance                                2,100,000               2,180,960
 Public utilities                                             500,000                 533,400
 Industrial and miscellaneous                               6,375,000               6,545,950
Equity securities perpetual preferreds:

 Industrial and miscellaneous                               1,000,000               1,019,600
                                                        -------------              ----------
  Total equity securities                                  10,240,559              10,541,515
Short-term investments                                        760,872                 760,872
                                                        -------------              ----------
  Total investments                                     $  64,058,528              64,657,599
                                                        =============              ==========

2002
Fixed maturities - available for sale:
Bonds:
 States, municipalities and political subdivisions      $   7,111,710               7,382,742
 United States government and government agencies          14,077,949              14,554,348
 Mortgage-backed securities                                35,883,048              36,149,429
 Industrial and miscellaneous                               2,800,000               2,832,772
                                                        -------------              ----------
  Total fixed maturities                                   59,872,707              60,919,291
Equity securities - common stocks:
 Banks, trusts and insurance                                  265,559                232,100
Equity securities - redeemable preferred stocks:
 Banks, trusts and insurance                                2,060,000               2,051,800
 Industrial and miscellaneous                               4,375,000               4,413,250
                                                        -------------              ----------
  Total equity securities                                   6,700,559               6,697,150
Short-term investments                                      2,132,966               2,132,966
                                                        -------------              ----------
  Total investments                                     $  68,706,232              69,749,407
                                                        =============              ==========

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

On December 31, 2003, the Company's insurance subsidiaries had securities with an aggregate fair value of approximately $10.5 million on deposit with various state regulatory authorities.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of fixed maturities at December 31, 2003, by effective maturity, follows:

                                                                  2003
                                                  -------------------------------
                                                   Amortized              Fair
                                                      Cost               Value
                                                   ------------         ----------
Due in one year or less                           $  4,719,578          4,753,951
Due after one year through five years               12,010,263         12,301,295
Due after five years through ten years               3,550,017          3,492,900
Due after ten years                                  4,000,000          3,857,300
Mortgage-backed securities                          28,777,239         28,949,766
                                                  ------------         ----------
    Total                                         $ 53,057,097         53,355,212
                                                  ============         ==========

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities

The Company makes investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. This drives the investment process to generally favor prepayment protected CMO tranches including planned amortization classes and last cash flow tranches. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At December 31, 2003 and 2002, the Company held CMOs classified as available for sale with a fair value of $27,024,674 and $33,057,515, respectively. Approximately 69% and 47% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2003 and 2002, respectively. In addition, the Company held $1,925,092 and $3,091,914 of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2003 and 2002, respectively. Virtually all of these securities are rated Aaa.

A summary of gross unrealized gains and losses at December 31, 2003 and 2002 follows:

                                            2003                      2002
                                 ------------------------     ---------------------
                                   Gains           Losses       Gains       Losses
                                 ---------        -------     ---------     -------
States, municipalities and
  Political subdivisions         $     ---         (3,267)      271,032         ---
United States government and
  Government agencies              301,435        (85,485)      476,399         ---
Industrial and miscellaneous        25,075       (112,170)       32,772         ---
Mortgage-backed securities         313,052       (140,525)      403,739    (137,358)
                                 ---------       --------     ---------    --------
    Total                          639,562       (341,447)    1,183,942    (137,358)
Equity securities                  322,156        (21,200)      152,491    (155,900)
                                 ---------       --------     ---------    --------
Total                            $ 961,718       (362,647)    1,336,433    (293,258)
                                 =========       ========     =========    ========

An investment in debt or equity security is impaired if its fair value falls below its book value and the decline is considered to be other-than temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and the near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset backed securities), EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period and consideration given to the financial condition of the issue. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover the cost prior to the expected date of sale.

The Company's process for reviewing invested assets for impairments during any quarter includes the following:

  - Identification and evaluation of investments which have possible indications of impairment;

  - Analysis of investments with gross unrealized investment losses that have fair value less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

  - Management review of for other-than-temporary impairments based on the investee's current financial condition, liquidity, near term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

- Consideration of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairments;

- Determination of the status of each analyzed investment as other-than-temporary or not.

The gross unrealized investment losses and related fair value for fixed maturities and equity securities at December 31, 2003 were as follows:

                                                      Less than 12 months     12 months or longer            Total
                                                    -----------------------  ----------------------  ----------------------
                                                                   Gross                   Gross                   Gross
                                                                 Unrealized              Unrealized              Unrealized
                                                     Fair Value     Loss     Fair Value     Loss     Fair Value     Loss
                                                    -----------  ----------  ----------  ----------  ----------  ----------
Fixed maturities:
 States, municipalities and political subdivisions  $   546,750     3,267           ---      ---        546,750     3,267
 United States government and government
    agencies
                                                      2,433,355    85,485           ---      ---      2,433,355    85,485
 Mortgage-backed securities                           8,116,905   131,842     1,451,831    8,683      9,568,736   140,525
 Industrial and miscellaneous                         4,887,830   112,170           ---      ---      4,887,830   112,170
                                                    -----------   -------     ---------   ------     ----------   -------
  Total fixed maturities                             15,984,840   332,764     1,451,831    8,683     17,436,671   341,447

Equity securities - common stocks:                      996,000     4,000           ---      ---        996,000     4,000
Equity securities - redeemable preferred:                   ---       ---       167,800   17,200        167,800    17,200
                                                    -----------   -------     ---------   ------     ----------    ------
  Total equity                                          996,000     4,000       167,800   17,200      1,163,800    21,200
                                                        -------   -------     ---------   ------     ----------    ------

 Total temporarily impaired securities              $16,980,840   336,764     1,619,631   25,883     18,600,471   362,647
                                                    ===========   =======     =========   ======     ==========   =======

(3) INVESTMENT INCOME AND REALIZED CAPITAL GAINS AND LOSSES

A summary of net investment income for the years ended December 31, 2003, 2002 and 2001 follows:

                                                          2003      2002         2001
                                                    -----------   ---------   ---------
Tax-exempt interest                                 $    21,574     359,888     851,666
Taxable interest                                      2,185,283   2,885,223   3,050,142
Dividends on equity securities                          477,177     319,825     156,067
Investment expenses                                     (15,094)    (11,371)    (26,082)
                                                    -----------   ---------   ---------
  Net investment income                             $ 2,668,940   3,553,565   4,031,793
                                                    ===========   =========   =========

Realized capital gains (losses) for the years ended December 31, 2003, 2002 and 2001 follows:

                                                       2003          2002        2001
                                                    -----------     ------      -------
Fixed maturities                                    $   225,366     20,511      302,378
Equity securities                                       136,176      5,460       71,923
                                                    -----------     ------      -------
   Net realized capital gains (losses)              $   361,542     25,971      374,301
                                                    ===========     ======      =======

Proceeds from sales of fixed maturities classified as available for sale were $42,957,167, $31,933,298 and $53,938,741 in 2003, 2002 and 2001, respectively.
Gross gains of $226,122, $36,482 and $314,351 and gross losses of $756, $15,971 and $11,973 were realized on fixed maturity sales for the years ended December 31, 2003, 2002 and 2001, respectively. Proceeds from sales of equity securities were $5,711,774, $2,145,444 and $3,568,173 in 2003, 2002 and 2001, respectively.
Gross gains of $136,176, $11,490 and $71,923 were realized on the sale of equity securities for the years ended December 31, 2003, 2002 and 2001, respectively, and gross losses of $6,030 were realized on equity security sales for the year ended December 31, 2002. There were no gross losses realized on equity security sales for the year ended December 31, 2003 and 2001.

(4) RECEIVABLES

A summary of receivables at December 31, 2003 and 2002 follows:

                                                                                2003             2002
                                                                             ----------       ---------
Insurance premiums due from agents                                           $  749,930         728,468
Receivables under construction contracts:
   Amounts billed                                                               949,697         970,478
   Recoverable costs in excess of billings on uncompleted contracts             373,398         212,776
   Billings in excess of costs on uncompleted contracts                       (257,079)        (385,577)
   Retainage, due on completion of contracts                                    660,920       1,365,122
                                                                             ----------       ---------
        Total receivables under construction contracts                        1,726,936       2,162,799
Other                                                                            48,711          33,922
                                                                             ----------       ---------
        Total receivables                                                     2,525,577       2,925,189
Less allowances for doubtful accounts                                         (302,606)        (345,143)
                                                                            -----------       ---------
        Total receivables, net                                               $2,222,971       2,580,046
                                                                             ==========       =========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the owner. In management's opinion, the majority of contract retainage is expected to be collected in 2004.

Recoverable costs in excess of billings on uncompleted contracts are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners as of the balance sheet date. These amounts will be billed in accordance with the contract terms.

(5) PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2003 and 2002 follows:

                                                       2003                       2002
                                                    -----------               -----------
Building                                            $15,325,468               15,285,930
Land                                                    800,000                  800,000
Equipment and vehicles                                1,508,179                1,402,061
Furniture and fixtures                                  862,599                  864,039
                                                    -----------               ----------
                                                     18,496,246               18,352,030
Less accumulated depreciation                         7,300,883                6,628,890
                                                    -----------               ----------
                                                    $11,195,363               11,723,140
                                                    ===========               ==========

Useful lives for depreciation purposes are five years for equipment and vehicles, fifteen years for furniture and fixtures and forty years for the building. Depreciation expense in 2003, 2002 and 2001 was $711,507, $775,906 and $772,519, respectively.

Future minimum rental income to be generated by leasing a portion of the building under non-cancelable operating leases as of December 31, 2003 are estimated to be $417,304 for 2004, $364,104 for 2005, $364,104 for 2006,
$364,104 for 2007 and $280,104 for 2008. Rental income earned in 2003, 2002 and
2001 was $496,820, $607,097 and $593,573, respectively.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for unpaid losses and loss adjustment expenses for the periods indicated on a GAAP basis for the business of the Company.

                                                       2003         2002        2001
                                                    -----------  ----------  ----------
 Balance at January 1                               $25,642,865  22,585,626   29,310,606
     Less reinsurance recoverable                     8,383,894   2,772,668    2,580,388
                                                    -----------  ----------   ----------
Net balance at January 1                            $17,258,971  19,812,958   26,730,218

Incurred related to:
   Current year                                       4,283,000   4,363,000    4,144,000
   Prior years                                          710,991    (291,601)  (2,607,978)
                                                    -----------  ----------   ----------
Total incurred                                        4,993,991   4,071,399    1,536,022

Payments related to:
    Current year                                         40,000     625,000    1,723,000
    Prior years                                       5,740,616   6,000,386    6,730,282
                                                    -----------  ----------    ---------
    Total payments                                    5,780,616   6,625,386    8,453,282

    Net balance at December 31                       16,472,346  17,258,971   19,812,958
    Plus reinsurance recoverable                      4,376,220   8,383,894    2,772,668
                                                    -----------  ----------   ----------
Balance at December 31                              $20,848,566  25,642,865   22,585,626
                                                    ===========  ==========   ==========

The decrease in net loss and loss adjustment expense reserves was primarily due to payments on surety and general liability policies for prior years net of subrogation and ceded recoveries partially offset by unfavorable development in prior accident years. Loss and loss adjustment expenses incurred primarily reflects two large losses of approximately $2.2 million in 2002. Also, the favorable development observed previously in prior years reduced significantly as the actual loss experience came in closer to the estimates. The increase in reinsurance recoverable in 2002 from 2001 is primarily due to one liability claim, which exceeded the limits retained by the Company and was partially paid in 2003.

While management continually evaluates the potential for changes in loss estimates, due to the uncertainty inherent in the liability and surety business, the emergence of net favorable development may or may not occur. Management believes that the reserves for losses and loss adjustment expense are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported.

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

(7) NOTES PAYABLE TO BANKS

At December 31, 2003, the Company has a $10,000,000 bank line of credit with two financial institutions. The line of credit does not require the Company to maintain a compensating balance. There were no outstanding borrowings under this line of credit at December 31, 2003 and 2002. Under the terms of the line of credit, interest on the outstanding balance is calculated based upon the London Inter-Bank Offering Rate (LIBOR) plus 160 basis points in effect during the borrowing period. The Company pays an annual commitment fee of .25% of the unused portion of the bankline.

(8)  LONG-TERM DEBT

A summary of long-term debt at December 31, 2003 and 2002 follows:

                                                         2003                   2002
                                                    -------------            ----------
Term Loan I due 2004                                $     250,000             1,250,000
Term Loan II due 2008                                   5,000,000             5,000,000
Term Loan III due 2009                                  9,277,778             9,944,444
Mortgage Note due 2009                                  4,579,515             5,317,477
                                                      -----------            ----------
                                                    $  19,107,293            21,511,921
                                                    =============            ==========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 22, 2002, the Company obtained a $10,000,000 term loan from two financial institutions, which is payable in monthly installments of $55,556 with a balloon payment of $5,388,888 due on November 22, 2009. The term loan has a balance of $9,277,778 at December 31, 2003. The interest rate for this term loan varies based on LIBOR plus 200 basis points in effect during the borrowing period. In connection with this term loan, the Company also entered into an interest rate swap that establishes a fixed interest rate for half of the loaned amount at 6.08%. The loan agreement contains certain limitations on borrowing, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to prepay the balance of the Convertible Notes due 2022.

On December 17, 2001, the Company obtained a $5,000,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which is to commence March 1, 2004. The term loan, due 2009 has a balance of $5,000,000 at December 31, 2003. The interest rate varies based on LIBOR plus 190 basis points in effect during the borrowing period. The interest rate cannot exceed 5.5%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to prepay $5,005,000 of the Convertible Notes due 2022.

On September 1, 1999, the Company obtained a $4,500,000 term loan from a financial institution, which is payable in quarterly installments of $250,000 which commenced December 1, 1999. The term loan, due 2004 has a balance of $250,000 at December 31, 2003. The interest rate is fixed at 7.25%. The loan agreement contains certain limitations on borrowings, minimum statutory capital levels and requires maintenance of certain ratios. The proceeds were used to replace a $5,000,000, five year term loan obtained on December 9, 1998.

On December 23, 1998, the Company obtained a permanent mortgage loan from a financial institution. The $7,800,000 mortgage note, with interest fixed at 6.95% is payable in monthly installments of principal and interest over 10 years. The mortgage note, due 2009, has a balance of $4,579,515 at December 31, 2003. The loan agreements contain certain limitations on borrowings, minimum statutory capital levels and require maintenance of certain ratios.

Principal payments on long-term debt are $2,708,396, $2,515,208, $2,576,097, $2,641,354 and $2,717,812 for the years 2004 through 2008, respectively. Interest expense paid in 2003, 2002 and 2001 amounted to $1,068,514, $1,977,661 and $2,804,927, respectively.

The fair value at December 31, 2003 of the mortgage and the term loans approximate carrying value.

(9) INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 follows:

                                                      2003          2002           2001
                                                    --------      ---------       -------
Current Taxes:
   Federal                                          $193,303       (226,658)      542,635
   State                                              85,000         85,000        75,000
                                                    --------      ---------       -------
                                                     278,303       (141,658)      617,635
                                                    --------      ---------       -------
Deferred Taxes:
   Federal                                           635,551     (2,389,776)      289,722
                                                    --------      ---------       -------
Total                                               $913,854     (2,531,434)      907,357
                                                    ========      =========       =======

The effective income tax rate, as a percentage of earnings before income taxes for the years ended December 31, 2003, 2002 and 2001 follows:

                                                      2003         2002     2001
                                                      ----         -----    ----
Federal statutory tax rate                            34.0%         34.0%    34.0%
State income tax                                       2.2           9.0      1.9
Effect of tax-exempt interest                          (.2)        (15.5)    (9.0)
Amortization of goodwill                               ---           8.9      4.2
Proceeds from life insurance proceeds                  ---        (441.6)     ---
Officers life insurance premiums                        .7           4.8      2.4
Other, net                                             (.5)         (4.3)     1.2
                                                      ----         -----     ----
  Effective income tax rate                           36.2%       (404.7%)   34.7%
                                                      ====         =====     ====

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                                      2003              2002
                                                                                   -----------        ---------
Deferred Tax Assets:
   Reserves for losses and loss adjustment expenses                                $   797,449          865,873
   Unearned premiums                                                                   390,024          269,912
   Accounts receivable, principally due to allowance for doubtful accounts             102,886          117,349
   State effect of temporary differences and net operating loss carryforward         1,006,614        1,396,707
   Federal net operating loss carryforward                                                   0          178,697
   Alternative minimum tax credit carryforward                                       2,128,529        2,416,391
   Other                                                                                 5,450          126,996
                                                                                   -----------       ----------
      Total gross deferred tax assets                                                4,430,952        5,371,925
      Less valuation allowance                                                      (1,006,614)      (1,396,707)
                                                                                   -----------       ----------
      Net deferred tax assets                                                      $ 3,424,338        3,975,218

Deferred Tax Liabilities:
   Plant and equipment                                                             $   469,497          517,816
   Deferred policy acquisition costs                                                   557,370          432,027
   Unrealized gains on investments                                                     203,684          354,682
   Other                                                                                38,759           31,111
                                                                                   -----------       ----------
      Total gross deferred tax liabilities                                           1,269,310        1,335,636
                                                                                   -----------       ----------

Net deferred tax assets                                                            $ 2,155,028        2,639,582
                                                                                   ===========       ==========

The alternative minimum tax credit carryforward as of December 31, 2003 is $2,128,529 and has an indefinite life. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible temporary differences, net of the valuation allowance, at December 31, 2003 and 2002.

The most significant component of the state gross deferred asset is the net operating loss carryforward for the State of Connecticut which amounted to $19,617,404 as of December 31, 2003. Of this amount, $12,166,096 expires in 2020 and 2023. In 2003 and 2002, a valuation allowance is provided to offset the deferred tax asset related to the state deferred tax assets as management believes it is more likely than not that these deferred tax assets are unrealizable.

Taxes paid in 2003, 2002 and 2001 were $300,727, $180,392 and $626,625, respectively.

(10) PENSION AND PROFIT SHARING PLANS

Effective January 1, 2000, the Company adopted the ACMAT 401(k) plan for the benefit of non-union employees. The Company contributed $75,000 to the ACMAT 401(k) Plan in 2003, 2002 and 2001. Costs associated with operating the Plan are borne by the Company and were insignificant for each of the years ended December 31, 2003, 2002 and 2001.

The Company participated in various multi-employer defined contribution plans for its union employees. Upon withdrawal from these plans, the Company may be liable for its share of the unfunded vested liabilities of the plans. Such obligations, if any, of the Company are not determinable at December 31, 2003.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps as a means of hedging exposure to interest rate risk on its long-term debt. To qualify as a hedge, the hedge relationship must be designated and documented at inception and be highly effective in accomplishing the objective of offsetting the changes in cash flows for the risk being hedged. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not be included in current earnings but are reported in accumulated other comprehensive income ("AOCI"). For the years ended December 31, 2003 and 2002, the amounts included in AOCI for these changes were losses of $73,097 and $117,142, respectively, and would be included in the earnings of future periods when those earnings are also affected by the variability of the hedged cash flows.

During the year ending December 31, 2004, the amount of losses the Company expects to reclassify from AOCI into interest expense for its cash flow hedges is not significant. To the extent these hedges are not effective, changes in their fair value would be immediately included in earnings.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) STOCKHOLDERS' EQUITY

The Company has two classes of common stock; the Common Stock and the Class A Stock, each without par value. The rights of the Common Stock and the Class A Stock are identical, except with respect to voting rights. Holders of the Class A Stock are entitled to one-tenth vote per share in relation to the Common Stock, holders of which are entitled to one vote per share.

During 2003 and 2002, ACMAT repurchased, in open market and privately negotiated transactions, 4,000 and 4,234, respectively, shares of its Common Stock at an average price of $10.93 and $19.01 per share, respectively. The Company also repurchased during 2003, 2002 and 2001, in open market and privately negotiated transactions, 13,700, 78,114 and 234,235, respectively, shares of its Class A Stock at an average price of $8.89, $8.88 and $7.80 per share, respectively.

The Board of Directors has periodically approved the grant of non-qualified stock options to certain officers and directors giving such individuals the right to purchase restricted shares of the Company's Common Stock and Class A Stock. Transactions regarding these stock options are summarized below:

                                                                               2003              2002             2001
                                                                            ----------        -----------      -----------
Options outstanding at December 31                                             384,500            384,500          333,500
Weighted average price per share of
    options outstanding                                                     $     8.50        $      8.50      $      8.30
Expiration dates                                                             9/04-6/12          9/04-6/12       9/04-12/10
Options exercisable at December 31                                             272,500            276,500          333,500
Options granted                                                                    ---            174,500              ---
Options exercised or surrendered                                                   ---            123,500            4,000
Price ranges of options exercised or surrendered                                   ---        $      7.25      $      6.00

The exercise price of each option equals the market price of the Company's stock on the date of grant and the option's term is ten years. On June 20, 2002 the Board of Directors granted 174,500 options to certain directors and officers which generally vest over a ten-year period for employees. The Board of Directors granted 70,000 options to certain directors and officers on December 16, 2000 which vested on June 14, 2001.

Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay, without the prior approval of any insurance department and are limited to approximately $3,920,000 in 2004.

The Company's insurance subsidiaries, United Coastal Insurance and ACSTAR, are domiciled in Arizona and Illinois, respectively. The statutory financial statements of United Coastal Insurance and ACSTAR are prepared in accordance with accounting practices prescribed by the Arizona Department of Insurance and the Illinois Department of Insurance, respectively. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as the state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed of which the Company has none.

In accordance with statutory accounting practices, ACMAT's insurance subsidiaries' statutory capital and surplus was $47,863,948 and $48,423,319 at December 31, 2003 and 2002, respectively, and their statutory net income for the years ended December 31, 2003, 2002 and 2001 was $2,845,372, $1,988,493 and
$6,048,222, respectively. The primary differences between amounts reported in accordance with GAAP and amounts reported in accordance with statutory accounting practices are carrying value of fixed maturity investments; assets not admitted for statutory purposes such as agents balances over 90 days, furniture and fixtures and certain notes receivable; and deferred acquisition costs recognized for GAAP only.

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 2003, 2002 and 2001:

                                                              Average
                                                               Shares         Per-Share
                                               Earnings      Outstanding       Amount
                                              ----------     -----------      ---------
2003:
Basic EPS:
     Earnings available to stockholders       $1,613,994      2,299,557         $ .70

Effect of Dilutive Securities:
     Stock options                                   ---         36,441
                                              ----------      ---------

Diluted EPS:
     Earnings available to stockholders       $1,613,994      2,335,998         $ .69
                                              ==========      =========         =====
2002:
Basic EPS:
     Earnings available to stockholders       $3,156,893      2,365,344         $1.33

Effect of Dilutive Securities:
     Stock options                                   ---         32,653
                                              ----------      ---------
Diluted EPS:
     Earnings available to stockholders
                                              $3,156,893      2,397,997         $1.32
                                              ==========      =========         =====
2001:
Basic EPS:
     Earnings available to stockholders       $1,706,588      2,438,996         $ .70

Effect of Dilutive Securities:                       ---         55,094
                                              ----------      ---------
     Stock options

Diluted EPS:
     Earnings available to stockholders       $1,706,588      2,494,090         $ .68
                                              ==========      =========         =====

(14) STOCK OPTION FAIR VALUE INFORMATION

The fair value effect of stock options reported in Note 1, Stock-Based Compensation, is derived by application of a variation of the Black-Scholes option pricing model. No options were granted in 2003 and 2001.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments is summarized as follows:

                                                 2003            2002            2001
                                            --------------    -----------     -----------
Revenues:
    ACSTAR Bonding                          $    7,867,344      5,360,871       5,487,683
    United Coastal Liability Insurance           7,121,635      5,458,373       6,363,392
    ACMAT Contracting                            6,643,777     19,658,401      17,540,369
                                            --------------    -----------     -----------
                                            $   21,632,756     30,477,645      29,391,444
                                            ==============    ===========     ===========
Operating Earnings (Loss):
    ACSTAR Bonding                          $    2,631,790      1,217,718       2,098,548
    United Coastal Liability Insurance           1,414,416        677,349       2,810,000
     ACMAT Contracting                            (458,384)    (2,690,427)        912,376
                                            --------------    -----------     -----------
                                            $    3,587,822       (795,360)      5,820,924
                                            ==============    ===========     ===========

Depreciation and Amortization:
    ACSTAR Bonding                          $      604,048        378,906         578,967
    United Coastal Liability Insurance             307,970        203,506         299,353
    ACMAT Contracting                              484,698        484,479         656,737
                                            --------------    -----------     -----------
                                            $    1,396,716      1,066,891       1,535,057
                                            ==============    ===========     ===========

Identifiable Assets:
    ACSTAR Bonding                          $   73,704,644     56,407,938      48,282,555
    United Coastal Liability Insurance          41,015,316     46,443,389      42,801,086
    ACMAT Contracting                           17,709,807     19,113,436      18,379,815
                                            --------------    -----------     -----------
                                            $  132,429,857    121,964,763     109,463,456
                                            ==============    ===========     ===========

Capital Expenditures:
    ACSTAR Bonding                          $       66,194         82,134          55,596
    United Coastal Liability Insurance              43,191         53,296         105,678
    ACMAT Contracting                               74,345         89,960         260,109
                                            --------------    -----------     -----------
                                            $      183,730        225,390         421,383
                                            ==============    ===========     ===========

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of revenue for each segment are as follows:

                                                           2003           2002          2001
                                                        -----------    ----------    ----------
ACSTAR Bonding:
    Premiums                                            $ 6,578,324     4,001,183     3,808,737
    Investment income, net                                1,177,091     1,451,169     1,560,080
    Capital gains                                           272,565         5,737       191,670
    Other income (expense)                                 (160,636)      (97,218)      (72,804)
                                                        -----------    ----------    ----------
                                                        $ 7,867,344     5,360,871     5,487,683
                                                        ===========    ==========    ==========
United Coastal Liability Insurance:
    Premiums                                              5,692,592     3,570,542     3,772,539
    Investment income, net                                1,271,612     1,845,179     2,385,377
    Capital gains                                            88,977        20,234       182,631
    Other income                                             68,454        22,418        22,845
                                                        -----------    ----------    ----------
                                                        $ 7,121,635     5,458,373     6,363,392
                                                        ===========    ==========    ==========
ACMAT Contracting:
    Contract revenues                                   $ 2,982,197    16,289,326    14,074,878
    Investment income, net                                   10,388        91,811        44,707
    Inter-segment revenue:
       Rental income                                        768,146     1,286,000     1,277,794
       Underwriting services and agency commissions       1,905,811     1,131,857     1,192,472
   Other income                                             977,235       859,407       950,518
                                                        -----------    ----------    ----------
                                                        $ 6,643,777    19,658,401    17,540,369
                                                        ===========    ==========    ==========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                                 2003            2002            2001
                                                              -----------    ------------     ----------
Revenue:
        Total revenue for reportable segments                 $21,632,756      30,477,645     29,391,444
        Life insurance proceeds, net                                  ---       3,348,903            ---
        Inter-segment eliminations                             (2,464,108)     (2,252,451)    (2,428,637)
                                                              -----------    ------------     ----------
                                                              $19,168,648      31,574,097     26,962,807
                                                              ===========    ============     ==========
Operating Earnings:
       Total operating earnings for reportable segments       $ 3,587,822        (795,360)     5,820,924
        Interest expense                                       (1,059,974)     (1,928,084)    (2,723,052)
        Life insurance proceeds, net                                  ---       3,348,903            ---
        Intersegment interest expense                                 ---             ---       (128,188)
        Other operating expenses                                      ---             ---       (355,739)
                                                              -----------    ------------     ----------
                                                              $ 2,527,848    $    625,459      2,613,945
                                                              ===========    ============     ==========

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

ACMAT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations for 2003 and 2002 follows:

                                          MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                         -----------    ----------    ------------     -----------
2003
Revenue                                  $ 4,005,193     4,352,178     5,103,958        5,707,319
                                         -----------    ----------     ---------        ---------

Net Earnings                             $   377,587       504,590       631,629          100,188
                                         -----------    ----------     ---------        ---------

Basic Earnings Per Share                 $       .16           .22           .28              .04
                                         -----------    ----------     ---------        ---------
Diluted Earnings Per Share               $       .16           .22           .27              .04
                                         -----------    ----------     ---------        ---------

2002
Revenue                                  $11,061,136     9,870,189     6,861,143        3,781,629
                                         -----------    ----------     ---------        ---------

Net Earnings                             $   737,309       806,163       868,596          744,825
                                         -----------    ----------     ---------        ---------

Basic Earnings Per Share                 $       .31           .34           .37              .32
                                         -----------    ----------     ---------        ---------
Diluted Earnings Per Share               $       .30           .33           .36              .32
                                         -----------    ----------     ---------        ---------

Annual earnings per share for 2002 does not equate to the sum of the quarters due to the timing of stock repurchases.

Schedule I

                       ACMAT CORPORATION AND SUBSIDIARIES

       Condensed Financial Information of Registrant (Parent Company Only)
                  As of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001

The following presents the condensed financial position of ACMAT Corporation (parent company only) as of December 31, 2003 and 2002 and its condensed statements of earnings and cash flows for the years ended December 31, 2003, 2002 and 2001.

                                 BALANCE SHEETS

                                                                            2003              2002
                                                                        ------------       ----------
                                       Assets

Current assets:
        Cash                                                            $  2,604,576        2,582,926
        Receivables                                                        1,520,252        1,941,326
        Other current assets                                                 273,624          614,122
                                                                        ------------       ----------
                             Total current assets                          4,398,452        5,138,374

Property and equipment, net                                               10,966,037       11,376,390
Investments in and advance from subsidiaries                              45,280,522       45,854,775
Other assets                                                               2,277,084        2,588,236
                                                                        ------------       ----------
                                                                        $ 62,922,095       64,957,775
                                                                        ============       ==========

                             Liabilities and Stockholders' Equity

Current liabilities:
        Current portion of long-term debt                               $  2,708,396        2,405,388
        Other current liabilities                                          1,732,624        2,592,146
                                                                        ------------       ----------
                             Total current liabilities                     4,441,020        4,997,534
Long-term debt                                                            16,398,897       19,106,533
                                                                        ------------       ----------
Total liabilities                                                         20,839,917       24,104,067

Commitments and contingencies

Stockholders' equity                                                      42,082,178       40,853,708
                                                                        ------------       ----------

                                                                        $ 62,922,095       64,957,775
                                                                        ============       ==========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

 Condensed Financial Information of Registrant (Parent Company Only), Continued

                              STATEMENT OF EARNINGS

                                                                                2003            2002             2001
                                                                            ------------     -----------     -----------
Contract revenues                                                           $  2,982,197     $16,289,326     $14,074,878
Cost of contract revenues                                                      2,898,517      18,339,534      13,183,057
                                                                            ------------     -----------     -----------
           Gross profit (loss)                                                    83,680      (2,050,208)        891,821

Selling, general and administrative expenses                                   4,073,311       3,876,648       3,674,476
                                                                            ------------     -----------     -----------
           Operating loss                                                     (3,989,631)     (5,926,856)     (2,782,655)

Interest expense                                                              (1,059,974)     (1,928,084)     (2,851,240)
Interest income                                                                    9,661          91,811          44,707
Underwriting fees                                                              1,459,697         883,644         836,694
Life insurance proceeds, net                                                         ---       3,348,903             ---
Other income                                                                   1,745,381       2,145,407       2,228,312
                                                                            ------------     -----------     -----------
           Loss before income taxes and equity in net
                  earnings of subsidiaries                                    (1,834,866)     (1,385,175)     (2,524,182)

Income tax benefit                                                              (590,000)     (3,129,748)       (695,000)
                                                                            ------------     -----------     -----------

           Earnings (loss) before equity in net earnings of subsidiaries      (1,244,866)      1,744,573      (1,829,182)

Equity in net earnings of subsidiaries                                         2,858,860       1,412,320       3,535,770
                                                                            ------------     -----------     -----------

           Net earnings                                                     $  1,613,994     $ 3,156,893     $ 1,706,588
                                                                            ============     ===========     ===========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES

 Condensed Financial Information of Registrant (Parent Company Only), Continued

                            STATEMENTS OF CASH FLOWS

                                                                                2003            2002             2001
                                                                            ------------     -----------      ----------
Cash flows from operating activities:
              Net earnings                                                  $  1,613,994       3,156,893       1,706,588
              Depreciation and amortization                                      484,698         484,479         656,737
              Equity in undistributed earnings of subsidiaries                (2,858,860)     (1,412,320)     (3,535,770)
              (Increase) decrease in accounts receivable                         421,074       2,111,933      (1,301,962)
              (Increase) decrease in other assets                                724,745        (208,466)       (528,767)
              Increase (decrease) in other liabilities                          (859,522)     (1,776,455)        448,840
                                                                            ------------     -----------       ---------
                       Net cash provided by (used for) operating activities     (473,871)      2,356,064      (2,554,334)
                                                                            ------------     -----------       ---------

Cash flows from investing activities:
              Capital expenditures                                               (74,345)        (89,960)       (260,109)
              Decrease in investment in subsidiaries                           3,140,000       3,640,000       7,140,000
                                                                            ------------     -----------       ---------
                       Net cash provided by investing activities               3,065,655       3,550,040       6,879,891
                                                                            ------------     -----------       ---------

Cash flows from financing activities:
              Repayment of long-term debt                                     (2,404,628)    (13,038,440)     (8,146,226)
              Issuance of long-term debt                                             ---      10,000,000       5,000,000
              Issuance of Class A stock                                              ---          54,375          24,000
              Payments for acquisition and retirement of stock                  (165,506)       (773,753)     (1,826,902)
                                                                            ------------     -----------       ---------
                       Net cash used for financing activities                 (2,570,134)     (3,757,818)     (4,949,128)
                                                                            ------------     -----------       ---------

Net change in cash                                                                21,650       2,148,286        (623,571)

Cash, beginning of year                                                        2,582,926         434,640       1,058,211
                                                                            ------------     -----------       ---------

Cash, end of year                                                           $  2,604,576       2,582,926         434,640
                                                                            ============     ===========       =========

See Notes to Condensed Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
              Condensed Financial Information (Parent Company Only)
                     Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company's 2003 Annual Report.

(1)      SUPPLEMENTAL CASH FLOW INFORMATION

         Income taxes received from subsidiaries during the years ended December 31, 2003, 2002 and 2001 were $1,226,055, $694,197, and $516,173, respectively. Interest paid during the years ended December 31, 2003, 2002 and 2001 was $1,068,514, $1,977,661 and $2,933,115, respectively.
         Interest paid in 2001 included $128,188, paid to subsidiaries for intercompany loans.

(2)      LONG-TERM DEBT

         A summary of long-term debt at December 31, 2003 and 2002 follows:

                                   2003            2002
                               ------------     ----------
Term Loan I due 2004           $    250,000      1,250,000
Term Loan II due 2008             5,000,000      5,000,000
Term Loan III due 2009            9,277,778      9,944,444
Mortgage Note due 2009            4,579,515      5,317,477
                               ------------     ----------
                               $ 19,107,293     21,511,921
Less current portion of
  long-term debt                 (2,708,396)    (2,405,388)
                               ------------     ----------
                               $ 16,398,897     19,106,533
                               ============     ==========

         See Note 8 to the Consolidated Financial Statements in the Annual Report for a description of the long-term debt and aggregate maturities for 2004 to 2008 and thereafter.

(3)      INCOME TAXES

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

                                                                     SCHEDULE II

                       ACMAT CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 2003, 2002 and 2001

                                  Balance         Additions
                                     at            charged                      Balance
                                 beginning         to costs                       at
                                     of              and                         End of
   Description                     period          expenses    Deductions (a)    Period
   -----------                   ---------         --------    --------------   --------
Allowance for
doubtful accounts:

      2003                       $ 345,143         120,000        162,537       $302,606
                                 =========         =======        =======       ========

      2002                       $  82,355         250,000        (12,788)      $345,143
                                 =========         =======        =======       ========

      2001                       $ 147,346         (69,312)        (4,321)      $ 82,355
                                 =========         =======        =======       ========

(a) Deductions represent accounts written off.

                       ACMAT CORPORATION AND SUBSIDIARIES             Schedule V

   Supplemental Information concerning property-casualty insurance operations

         As of and for the years ended December 31, 2003, 2002 and 2001

                                      Discount Ded.
                         Reserves for  from Unpaid
             Deferred   Unpaid Losses     Losses
Affiliation   Policy       and Loss      and Loss                          Net
   With     Acquisition   Adjustment    Adjustment  Unearned   Earned   Investment
Registrant     Costs       Expenses      Expenses   Premiums  Premiums    Income
----------  ----------- ------------- ------------- --------- --------- ----------
United Coastal Liability Insurance:

   2003     $   747,818  15,245,560         --      2,968,267 5,692,592 1,271,612
            =========== ===========        ===      ========= ========= =========

   2002     $   567,765  20,239,315         --      2,374,149 3,570,542 1,845,179
            =========== ===========        ===      ========= ========= =========

   2001     $   531,015  16,463,542         --      2,368,912 3,772,539 2,385,377
            =========== ===========        ===      ========= ========= =========

ACSTAR Bonding:

   2003     $   891,507   7,672,033         --      3,675,463 6,578,324 1,177,091
            =========== ===========        ===      ========= ========= =========

   2002     $   702,904   7,849,100         --      2,626,022 4,001,183 1,451,169
            =========== ===========        ===      ========= ========= =========

   2001     $   634,541   9,309,961         --      1,906,026 3,808,737 1,560,080
            =========== ===========        ===      ========= ========= =========


                                      Amortization    Paid
            Losses & Loss Adjustment  of Deferred    Losses
Affiliation   Expenses     Incurred      Policy     and Loss
   With        Related         To      Acquisition Adjustment  Premiums
Registrant  Current Year  Prior Years     Costs     Expenses    Written
----------  ------------  ----------- ------------ ----------  ---------
United Coastal Liability Insurance:

   2003       2,706,000      321,036    1,555,151   3,917,353  6,441,764
            ===========   ==========   ==========   =========  =========

   2002       2,702,000       69,162      994,920   5,017,359  3,659,805
            ===========   ==========   ==========   =========  =========

   2001       1,024,000      107,762    1,286,409   5,665,869  3,133,460
            ===========   ==========   ==========   =========  =========

ACSTAR Bonding:

   2003       1,577,000      389,955    2,136,115   1,863,263  7,595,501
            ===========   ==========   ==========   =========  =========

   2002       1,661,000     (360,763)   1,564,398   1,608,027  4,326,190
            ===========   ==========   ==========   =========  =========

   2001       1,397,000     (992,740)   1,601,377   2,787,413  3,498,860
            ===========   ==========   ==========   =========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

ITEM 9A. CONTROLS AND PROCEDURES

Company management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                DIRECTOR      POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
         NAME                          AGE       SINCE           DURING LAST FIVE YEARS, INCLUDING OCCUPATION
HENRY W. NOZKO, JR. (1)                 57        1971        President, Chief Executive Officer, Treasurer,
                                                              Director and Chairman of the Board of the Company.
                                                              President, Chief Executive Officer and Treasurer of
                                                              United Coastal Insurance Company.  President and
                                                              Treasurer of ACSTAR Holdings, Inc. and ACSTAR
                                                              Insurance Company. Member, Boards of Directors of
                                                              United Coastal Insurance Company, ACSTAR Holdings,
                                                              Inc., ACSTAR Insurance Company.

VICTORIA C. NOZKO (1)                   85        1982        Housewife during past five years.

JOHN C. CREASY                          84        1987        Retired Chief Executive Officer of Danbury Hospital,
                                                              Member, Board of United Coastal Insurance Company.
                                                              Member of the Compensation Committee and Audit
                                                              Committee.

ARTHUR R. MOORE                         70        1999        Former General President of Sheet Metal Workers'
                                                              International Association.  Member of the Audit
                                                              Committee.

HENRY W. NOZKO III (1)                  26        2002        Construction Manager of the Company and an
                                                              Underwriting Manager of ACSTAR and United Coastal
                                                              Insurance Companies. Member, Board of United Coastal
                                                              Insurance Company.

ANDREW W. SULLIVAN, JR.                 61        2003        Retired Partner of KPMG LLP. Director and Finance
                                                              Committee Chairman of Connecticut Resources Recovery
                                                              Authority since June 2002. Trustee and Investment
                                                              Committee Chairman of Mark Twain House since November
                                                              1997. Chairman of the Audit Committee.


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

      NAME                               AGE             OFFICES HELD
      ----                               ---             ------------
Henry W. Nozko, Jr.                      57     President, Chief Executive
                                                Officer, Treasurer, Director
                                                and Chairman of the Board
                                                since January 2002.  Executive
                                                Vice President since 1982.
                                                Treasurer since 1973. Director
                                                since 1971, and Chief
                                                Operating Officer since 1985.

Robert H. Frazer                         57     Vice President since 1982.
                                                Secretary since 1992. General
                                                Counsel since 1977.

Michael P. Cifone                        45     Senior Vice President and
                                                Chief Financial Officer since
                                                March 2002.  Vice
                                                President-Finance since 1990.
                                                Corporate Controller since
                                                1989.

Certain information required by this Item 10 is set forth in the proxy statement under the headings "Directors and Nominees for Director", Board and Committee Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

The Company does not currently have a "code of ethics" as defined under the
Item 406 of Regulation S-K adopted by the SEC. The Company intends to adopt in the near future a code of business conduct and ethics applicable to all of its directors, officers and employees that satisfies the requirements of a "code of ethics" under SEC rules and also satisfies the requirements of Nasdaq Marketplace Rule 4350(n). To the extent permitted by applicable rules of the SEC and the Nasdaq Stock Market, Inc., we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Directors who are not employees of the Company are paid an annual fee of $6,000. The Chairman of the Compensation Committee and the Audit Committee are also paid an additional annual fee of $1,000. The Company does not have any employment agreements with any employee.

The following table provides certain summary information regarding compensation of the Company's Chief Executive Officer and each of the executive officers of the Company for the periods indicated.

                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION               COMPENSATION    ALL OTHER
      NAME AND PRINCIPAL                      -------------------               CLASS A STOCK  COMPENSATION
           POSITION                   YEAR       SALARY   BONUS (A)  OTHER (B)     OPTIONS          (C)
Henry W. Nozko, Jr.                   2003     $ 402,477  $ 330,000  $     ---        ---       $  11,256
Chairman, President and Chief         2002     $ 371,925  $ 135,000  $ 365,233     65,500       $  11,131
Executive Officer                     2001     $ 337,833  $     ---  $     ---        ---       $   8,633

Michael P. Cifone                     2003     $ 196,899  $ 290,000  $     ---        ---       $  11,256
Senior Vice President and Chief       2002     $ 176,347  $ 135,000  $     ---     40,000       $  11,131
Financial Officer                     2001     $ 160,333  $     ---  $     ---        ---       $   8,633

Robert H. Frazer, Esq.                2003     $ 200,932  $ 160,000  $     ---        ---       $  11,256
Vice President, Secretary and         2002     $ 151,314  $  25,000  $     ---     20,000       $   9,458
General Counsel                       2001     $ 115,185  $     ---  $     ---        ---       $   4,987

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

The following table provides information on options during 2003 by the named Executive Officers and the value of their unexercised options at December 31, 2003.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                             END 2003 OPTION VALUES

                                                           Number of
                                                          Unexercised                  Value of Unexercised
                                                          Options at                   In-the-Money Options
                Name                                     12/31/03 (1)                    at 12/31/03 (2)
                ----                                     ------------                    ---------------
                                                   Exercisable/Unexercisable          Exercisable/Unexercisable
Henry W. Nozko, Jr.
    - ACMAT Class A Stock Options                          76,500/40,000                  $364,650/$144,000
    - ACMAT Common Stock Options                           50,000/-                       $50,000

Michael P. Cifone
    - ACMAT Class A Stock Options                          28,000/32,000                  $135,800/$115,200

Robert H. Frazer
    - ACMAT Class A Stock Options                          39,000/16,000                  $201,650/$57,600

(1)      Represents the number of options held at year end.

(2) Represents the total gain that would have been realized if all options for which the year-end stock price was greater than the exercise price were exercised on the last day of the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

As of March 1, 2004, no person was known to the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or Class A Stock except as set forth in the following table which also shows, as of that date, the total number of shares of each class of stock of the Company beneficially owned, and the percent of the outstanding class of stock so owned, by each director, and by all directors and officers of the Company, as a group:

                                                                         PERCENTAGE         PERCENTAGE
                                 CLASS         NUMBER OF SHARES           OF CLASS           OF TOTAL
          BENEFICIAL OWNER      OF STOCK     BENEFICIALLY OWNED (1)      OUTSTANDING     VOTING POWER (16)
          ----------------      --------     ----------------------      -----------     -----------------
Victoria C. Nozko               Common               310,780                   56.88%             43.85%
                                Class A               67,000(3)                 3.77
Henry W. Nozko, Jr.             Common               229,099(2)(4)             38.42              32.19
                                Class A              226,874(2)(5)             12.21
John C. Creasy                  Class A               26,500(6)                 1.50                .37
Arthur R. Moore                 Class A               11,500(7)                  .66                .16
Henry W. Nozko III              Common                 9,100(9)                 1.67               1.73
                                Class A               33,650(8)                 1.91
Andrew W. Sullivan, Jr.         Class A                  100                     .01                .00
Franklin Resources, Inc.        Class A              392,800(10)               22.55               5.45
Third Avenue Management         Class A              200,678(11)               11.52               2.79
First Manhattan Co.             Class A              165,763(12)                9.52               2.30
Robotti & Company, Inc.         Class A              129,040(13)                7.41               1.79
Vanguard Group, Inc.            Class A              114,623(14)                6.58               1.59
All Directors and
Officers (7 persons)
As a Group                      Common               507,479(15)               91.33              71.48
                                Class A              162,740(15)                9.22

(1) The person listed has the sole power to vote the shares of Common Stock and Class A Stock listed above as beneficially owned by such person and has sole investment power with respect to such shares.

(2) Does not include 400 shares of Class A Stock and 9,100 shares of Common Stock held by his wife, Gloria C. Nozko.

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

(5)      Includes options to purchase 116,500 shares of Class A Stock.

(6)      Includes options to purchase 26,500 shares of Class A Stock.

(7)      Includes option to purchase 11,500 shares of Class A Stock.

(8)      Includes options to purchase 20,000 shares of Class A Stock.

(9)      Does not include 1,000 shares of Common Stock held by his wife, Sage
         Nozko.

(10) As reported in schedule 13G/A filed on February 9, 2004. Address of Franklin Resources, Inc. is 777 Mariners Island Blvd.
         San Mateo, CA 94404

(11) As reported in schedule 13G/A filed on January 9, 2004. Address of Third Avenue Management LLC is 767 Third Avenue, New York,
         NY 10017-2023.

(12) As reported in schedule 13G/A filed on February 12, 2004.Address of First Manhattan Co. is 437 Madison Avenue, New York, NY 10022.

(13) As reported in schadule 13G/A filed on February 13, 2004. Address of Robotti & Company, Inc. is 52 Vanderbilt Avenue, Suite 503, New York, NY 10017.

(14)     Address of Vanguard Group, Inc. is 100 Vanguard Blvd. Malvern, PA
         19355.

(15)     Excludes options to purchase shares of Common and Class A Stock.

(16) Based upon one vote for each share of Common Stock and one-tenth vote for each share of Class A Stock.

Certain information required by this Item 12 is set forth in the proxy statement under the heading "Equity Compensation Plan Information," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Other Relationships

During the year ended December 31, 2003, the Company paid to Dr. Arthur Cosmas $155,700 in fees in connection with consulting services rendered by Dr. Cosmas with respect to inspection and engineering services relating to ACMAT's environmental activities. Dr. Cosmas is the son-in-law of Victoria C. Nozko, the brother-in-law of Henry W. Nozko, Jr. and uncle of Henry W. Nozko III.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the proxy statement under the heading "Disclosure of Audit Fees" in the section entitled "Appointment of Auditors," which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. Consolidated Financial Statements

                  Included in Part II of this Report:

                  Independent Auditors' Report

                  Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001 Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements - December 31, 2003, 2002 and 2001

                  2. Financial Statement Schedules

                  Consolidated Schedules included in Part II of this Report-Years ended December 31, 2003, 2002 and 2001:

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

         (b)      Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the fourth quarter of 2003.

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

         (3d) Amended and Restated Commercial Credit Agreement between ACMAT Corporation, Webster Bank and Fleet National Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2002 is incorporated by reference.

         (3e) Revolving Credit Note between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2002 is incorporated by reference.

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

         (3h) Revolving Credit Note between ACMAT Corporation and Fleet National Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2002 is incorporated by reference.

         4(i) Term Note III dated November 22, 2002 between ACMAT Corporation and Webster Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2002 is incorporated by reference.

         4(j) Term Note III dated November 22, 2002 between ACMAT Corporation and Fleet National Bank as filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2002 is incorporated by reference.

         (21)              Subsidiaries of ACMAT is filed herewith.

         (31.1) Certification of Henry W. Nozko, Jr., Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

(31.2) Certification of Michael P. Cifone, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

(32) Certification of Henry W. Nozko, Jr., Chief Executive Officer, and Michael P. Cifone, Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACMAT CORPORATION

Dated: March 30, 2004                       By: /s/ Henry W. Nozko, Jr.
                                               ------------------------
                                            Henry W. Nozko, Jr., President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Chairman of the Board,
                                President, Chief Executive
/s/ Henry W. Nozko, Jr          Officer and Director             March 30, 2004
-------------------------
Henry W. Nozko, Jr.

                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial and
 /s/ Michael P. Cifone          Accounting Officer)              March 30, 2004
----------------------
Michael P. Cifone

 /s/ Victoria C. Nozko          Director                         March 30, 2004
----------------------
Victoria C. Nozko

 /s/ John C. Creasy             Director                         March 30, 2004
-------------------
John C. Creasy

 /s/Henry W. Nozko III          Director                         March 30, 2004
----------------------
Henry W. Nozko III

 /s/ Andrew W. Sullivan, Jr.    Director                         March 30, 2004
----------------------------
Andrew W. Sullivan, Jr.

                                INDEX TO EXHIBITS

Regulation S-K Exhibit                    Description                                  Page Number
----------------------                    -----------                                  -----------
Exhibit 3                 -  Bylaws                                             Incorporated by Reference

Exhibit 3a                -  Certificate of Incorporation
                              as amended May 1, 1991                            Incorporated by Reference

Exhibit 4b                -  Promissory Note between ACMAT
                              and Webster Bank                                  Incorporated by Reference

Exhibit 4c                -  Open-end Mortgage Deed/Security
                              Agreement between ACMAT and
                              Webster Bank.                                     Incorporated by Reference

Exhibit 4d                -  Amended and Restated Commercial
                              Credit Agreement between ACMAT,
                              Webster Bank and Fleet National Bank              Incorporated by Reference

Exhibit 4e                -  Revolving Credit Note between ACMAT
                              and Webster Bank                                  Incorporated by Reference

Exhibit 4f                -  Term Note between ACMAT and Webster Bank           Incorporated by Reference

Exhibit 4g                -  Term Note II between ACMAT and Webster Bank        Incorporated by Reference

Exhibit 4h                -  Revolving Credit Note between ACMAT
                               and Fleet National Bank                          Incorporated by Reference

Exhibit 4i                -  Term Note III between ACMAT and Webster Bank       Incorporated by Reference

Exhibit 4j                -  Term Note III between ACMAT and Fleet
                              National Bank                                     Incorporated by Reference

Exhibit 21                -  Subsidiaries of ACMAT                              Page 68

Exhibit 31.1              -  Certification of Henry W. Nozko, Jr., Chief
                              Executive Officer of the Company, as required
                              by Section 302 of the Sarbanes-Oxley Act of
                              2002                                              Page 69

Exhibit 31.2              -  Certification of Michael P. Cifone, Chief
                              Financial Officer of the Company, as required
                              by Section 302 of the Sarbanes-Oxley Act of
                              2002                                              Page 70

Exhibit 32                -  Certification of Henry W. Nozko, Jr., Chief
                              Executive Officer and Michael P. Cifone, Chief
                              Financial Officer, as required by Section 906
                              of the Sarbanes-Oxley Act of 2002                 Page 71