Form 10-Q
period 2004-03-31
ACMAT CORP
filed 2004-05-17
CIK 2062

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______ to________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Shares outstanding
Title of Class                           at April 30, 2004
--------------                           -----------------
Common Stock                                   545,329
Class A Stock                                1,772,977

TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
Part I  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheets                                       3
                 Consolidated Statements of Earnings                               4
                 Consolidates Statements of Stockholders' Equity                   5
                 Consolidated Statements of Cash Flows                             6
                 Notes to Consolidated Financial Statements                        7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    14

Part II OTHER INFORMATION

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities                                                21
         Item 4. Controls and Procedures                                          21
         Item 6. Exhibits and Reports on Form 8-K                                 21

Signatures

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       March 31,    December 31,
                                                                                          2004         2003
                                                                                      -----------   -----------
                                                                                      (Unaudited)
Assets

Investments:
  Fixed maturities-available for sale at fair value (Cost of $52,986,854 in 2004
  and $53,057,097 in 2003)                                                           $ 53,581,008    53,355,212
  Equity securities, at fair value (Cost of $11,840,559 in 2004 and $10,240,559
  in 2003)                                                                             12,288,244    10,541,515
  Short-term investments, at cost which approximates fair value                        20,560,343       760,872
                                                                                     ------------   -----------
   Total investments                                                                   86,429,595    64,657,599
Cash and cash equivalents                                                              26,236,021    37,687,994
Accrued interest receivable                                                               406,406       341,451
Receivables, net of allowance for doubtful accounts of $330,606 in 2004 and
  $302,606 in 2003                                                                      3,498,373     2,222,971
Reinsurance recoverable:
  Unpaid losses                                                                         3,889,281     4,376,220
  Paid losses                                                                           2,242,379     2,327,436
Prepaid expenses                                                                          177,743       210,127
Income tax receivable                                                                      43,972       330,883
Deferred income taxes                                                                   2,056,919     2,155,028
Property & equipment, net                                                              11,050,027    11,195,363
Deferred policy acquisition costs                                                       1,590,962     1,639,325
Other assets                                                                            2,866,484     3,365,100
Intangibles                                                                             1,920,360     1,920,360
                                                                                     ------------   -----------
                                                                                      142,408,522   132,429,857
                                                                                     ============   ===========
Liabilities & Stockholders' Equity

Accounts payable                                                                        2,213,652       848,427
Reserves for losses and loss adjustment expenses                                       21,699,767    20,848,566
Unearned premiums                                                                       6,032,441     6,357,447
Collateral held                                                                        49,753,100    41,718,225
Accrued liabilities                                                                     1,693,454     1,467,721
Long-term debt                                                                         18,247,729    19,107,293
                                                                                     ------------   -----------
   Total liabilities                                                                   99,640,143    90,347,679

Stockholders' Equity:
  Common Stock (No par value; 3,500,000 shares authorized; 547,329 and
    549,355 shares issued and outstanding)                                                547,329       549,355
  Class A Stock (No par value; 10,000,000 shares authorized; 1,741,679 and
    1,742,705 shares issued and outstanding)                                            1,741,679     1,742,705
  Retained earnings                                                                    39,924,392    39,438,778
  Accumulated other comprehensive income                                                  554,979       351,340
                                                                                     ------------   -----------
  Total stockholders' equity                                                           42,768,379    42,082,178
                                                                                     ------------   -----------
                                                                                     $142,408,522   132,429,857
                                                                                     ============   ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                   Three Months Ended March 31, 2004 and 2003

                                              2004         2003
                                           ----------   ---------
Contract revenues                          $2,324,527     724,293
Earned premiums                             3,399,584   2,259,803
Investment income, net                        751,715     634,319
Net realized capital gains                          -     226,122
Other income                                  166,326     160,656
                                           ----------   ---------
                                            6,642,152   4,005,193
                                           ----------   ---------

Cost of contract revenues                   2,310,016     638,385
Losses and loss adjustment expenses         1,382,290     786,124
Amortization of policy acquisition costs      649,256     427,350
General and administrative expenses         1,250,424   1,294,877
Interest expense                              234,358     287,380
                                           ----------   ---------
                                            5,826,344   3,434,116
                                           ----------   ---------

Earnings before income taxes                  815,808     571,077

Income taxes                                  296,484     193,490
                                           ----------   ---------

Net earnings                               $  519,324     377,587
                                           ==========   =========

Basic Earnings Per Share                   $      .23   $     .16

Diluted Earnings Per Share                 $      .22   $     .16

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                             March 31, 2004 and 2003

                                                                                                     Accumulated
                                                               Common                                   other           Total
                                                             Stock par  Class A Stock   Retained    comprehensive   stockholders'
                                                               value      par value     earnings    income (loss)       equity
                                                             ---------  -------------  -----------  -------------   -------------
Balance as of December 31, 2002                              $ 553,355    1,756,405     37,972,590       571,358     40,853,708

Comprehensive income:
   Net unrealized losses on debt and
    equity securities, net of reclassification adjustment            -            -              -      (267,574)      (267,574)
   Net unrealized loss on derivatives qualifying as cash
    flow hedges                                                      -            -              -        (7,984)        (7,984)
   Net earnings                                                      -            -        377,587             -        377,587
                                                                                                                    -----------
Total comprehensive income                                                                                              102,029
Acquisition and retirement of 2,000 shares
   of Common Stock                                              (2,000)           -        (18,650)            -        (20,650)
Acquisition and retirement of 1,300 shares
   of Class A Stock                                                  -       (1,300)       (11,310)            -        (12,610)
                                                             ---------    ---------    -----------   -----------    -----------
Balance as of March 31, 2003                                 $ 551,355    1,755,105     38,320,217       295,800     40,922,477
                                                             =========    =========    ===========   ===========    ===========

Balance as of December 31, 2003                              $ 549,355    1,742,705     39,438,778       351,340     42,082,178
Comprehensive income:
   Net unrealized gains on debt and equity securities                -            -              -       292,226        292,226
   Net unrealized loss on derivatives qualifying as cash
    flow hedges                                                      -            -              -       (88,587)       (88,587)
   Net earnings                                                      -            -        519,324             -        519,324
                                                                                                                    -----------
Total comprehensive income                                                                                              722,963
Acquisition and retirement of 2,026 shares
  of Common Stock                                               (2,026)           -        (21,780)            -        (23,806)
Acquisition and retirement of 1,026 shares
  of Class A Stock                                                   -       (1,026)       (11,930)            -        (12,956)
                                                             ---------    ---------    -----------   -----------    -----------
Balance as of March 31, 2004                                 $ 547,329    1,741,679     39,924,392       554,979     42,768,379
                                                             =========    =========    ===========   ===========    ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2004 and 2003

                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from operating activities:
   Net earnings                                                  $    519,324         377,587
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                    201,528         397,434
     Net realized capital gains                                             -        (226,122)
     Deferred income taxes                                             98,109         (70,576)
   Changes in:
Accrued interest receivable                                           (64,955)        104,685
Reinsurance recoverable                                               571,996      (1,779,651)
Receivables, net                                                   (1,275,402)        293,572
Deferred policy acquisition costs                                      48,363        (260,704)
Prepaid expenses and other assets                                     531,000        (375,378)
Accounts payable and accrued liabilities                            1,502,371        (927,830)
Cash collateral held                                                8,034,875       2,320,089
Reserves for losses and loss adjustment expenses                      851,201         630,133
Income taxes, net                                                     136,372         228,819
Unearned premiums                                                    (325,006)        967,717
                                                                 ------------    ------------
   Net cash provided by operating activities                       10,829,776       1,679,775
                                                                 ------------    ------------

Cash flows from investing activities:
Proceeds from investments sold or matured:
   Fixed maturities-sold                                                    -       6,652,707
   Fixed maturities-matured                                         5,628,318      16,573,669
Purchases of:
   Fixed maturities                                                (5,612,269)    (15,521,706)
   Equity securities                                               (1,600,000)     (2,500,000)
Short-term investments, (purchases) sales, net                    (19,799,471)     (1,353,882)
Capital expenditures                                                   (2,000)        (32,902)
                                                                 ------------    ------------
     Net cash (used for) cash provided by investing activities    (21,385,422)      3,817,886
                                                                 ------------    ------------

Cash flows from financing activities:
   Repayments on long-term debt                                      (859,564)       (597,557)
   Payments for acquisition & retirement of stock                     (36,763)        (33,260)
                                                                 ------------    ------------
     Net cash used for financing activities                          (896,327)       (630,817)
                                                                 ------------    ------------

Net change in cash and cash equivalents                           (11,451,973)      4,866,844

Cash and cash equivalents at beginning of period                   37,687,994      18,724,560
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $ 26,236,021      23,591,404
                                                                 ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior years financial statements to conform to current year presentation.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2004 and 2003.

                                                            Average
                                                            Shares     Per-Share
                                              Earnings    Outstanding   Amount
                                              --------    -----------  ---------
2004:
Basic EPS:
         Earnings available to stockholders   $ 519,324    2,289,711   $     .23

Effect of Dilutive Securities:
         Stock options                              ---       82,809
                                              ---------    ---------
Diluted EPS:
         Earnings available to stockholders   $ 519,324    2,372,520   $     .22
                                              =========    =========   =========

2003
Basic EPS:
         Earnings available to stockholders   $ 377,587    2,308,137   $     .16

Effect of Dilutive Securities:
         Stock options                              ---       18,797
                                              ---------    ---------

Diluted EPS:
         Earnings available to stockholders   $ 377,587    2,326,934   $     .16
                                              =========    =========   =========

(3) Supplemental Cash Flow Information

Income tax paid during the three months ended March 31, 2004 and 2003 was $62,002 and $35,247, respectively. Interest paid for the three months ended March 31, 2004 and 2003 was $236,176 and $289,132, respectively.

(4) Comprehensive Income

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2004 and 2003:

                                                                                     2004       2003
                                                                                   --------   --------
Unrealized gains (losses) on investments:
Unrealized holding gain (loss) arising during period, net of income tax            $292,226   (416,815)
Less reclassification adjustment for gains included in net income, net of income
    tax expense of $76,881 for 2003                                                       -    149,241
Unrealized loss on derivatives qualifying as hedges                                 (88,587)    (7,984)
                                                                                   --------   --------
Other comprehensive income (loss)                                                  $203,639   (275,558)
                                                                                   ========   ========

(5) Stock-Based Compensation

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

FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. The following tables illustrate the pro forma effect on net earnings and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of FAS 123 to its stock option program.

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the quarter ended March 31, 2004 and 2003 is as follows:

                                                                      2004          2003
                                                                    ---------    ---------
Net earnings as reported                                            $ 519,324      377,587
Add: Stock-based employee compensation reported in
        net earnings, net of related  tax effects                           -            -
Deduct: Stock-based compensation expense determined
        under fair value based method, net of related tax effects     (37,083)     (32,067)
                                                                    ---------    ---------
Net earnings, pro forma                                             $ 482,241      345,520
                                                                    =========    =========

Earnings per share
        Basic and diluted - as reported                              $.23/.22      .16/.16
        Basic and diluted - pro forma                                $.21/.20      .15/.15

The significant assumptions used during the year in estimating the fair value on the date of the grant for original options and reload options granted in 2004 were as follows:

                                           2004
                                           ----
Expected life of stock options, in years     9
Expected volatility of ACMAT stock          44%
Risk-free interest rate                    1.0
Expected annual dividend yield             ---
Expected annual forfeiture rate            ---

No options were granted in 2003.

(6) Investments

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

An investment in debt or equity security is impaired if its fair value falls below its book value and the decline is considered to be other-than temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and the near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset backed securities), EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period and consideration is given to the financial condition of the issue. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover the cost prior to the expected date of sale.

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

     - Determination of the status of each analyzed investment as other-than-temporary or not.

The gross unrealized investment losses and related fair value for fixed maturities and equity securities at March 31, 2004 were as follows:

                                              Less than 12 months       12 months or longer             Total
                                            -----------------------   -----------------------   -----------------------
                                                           Gross                     Gross                      Gross
                                                         Unrealized                Unrealized                Unrealized
                                            Fair Value      Loss      Fair Value      Loss      Fair Value      Loss
                                            ----------   ----------   ----------   ----------   ----------   ----------
Fixed maturities:
States, municipalities and political        $      ---          ---      548,425          319      548,425          319
subdivisions
United States government and
government agencies                          1,985,620       14,380          ---          ---    1,985,620       14,380
Mortgage-backed securities                   2,060,000        6,118    2,434,563       64,694    4,494,563       70,812
Industrial and miscellaneous                 3,773,564       26,436    1,967,500       32,500    5,741,064       58,936
                                            ----------   ----------   ----------   ----------   ----------   ----------
   Total fixed maturities                    7,819,184       46,934    4,950,488       97,513   12,769,672      144,447

Equity securities - common stocks:                 ---          ---          ---          ---          ---          ---
Equity securities - redeemable preferred:          ---          ---      171,500       13,500      171,500       13,500
                                            ----------   ----------   ----------   ----------   ----------   ----------
  Total equity                                 996,000        4,000      171,500       13,500      171,500       13,500
                                            ----------   ----------   ----------   ----------   ----------   ----------
  Total temporarily impaired securities     $7,819,184       46,934    5,121,988      111,013   12,941,172      157,947
                                            ==========   ==========   ==========   ==========   ==========   ==========

Management has determined that the above unrealized losses were temporary.

(7) Accounting Changes

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46R was effective for public companies that have VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004.

The Company holds mortgage-backed and asset-backed securities which are considered variable interest entities. The provisions of the new standard did not impact the Company.

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

The United Coastal Liability Insurance operating segment offers specific lines of liability insurance as an approved non-admitted excess and surplus lines insurer in forty-seven states, Puerto Rico, the Virgin Islands and the District of Columbia. United Coastal offers claims made and occurrence policies for specific specialty lines of liability insurance through certain excess and surplus lines brokers who are licensed and regulated by the state insurance department(s) in the state(s) in which they operate. United Coastal offers general liability insurance for a wide range of commercial risks and provides general, asbestos, lead, pollution and professional liability insurance nationwide to specialty trade contractors, environmental contractors, property owner, storage and treatment facilities and professionals. United Coastal also offers products liability insurance to manufacturers and distributors.

The Bonding operating segment provides, primarily through ACSTAR, surety bonds written for prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations. ACSTAR also offers commercial and other miscellaneous surety such as workers' compensation bonds, supply bonds, subdivision bonds and license and permit bonds.

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three-month periods ended March 31, 2004 and 2003 is summarized as follows:

                                              2004            2003
                                           -----------    -----------
Revenues:
  ACSTAR Bonding                           $ 1,894,036      1,747,851
  United Coastal Liability Insurance         2,163,732      1,399,415
  ACMAT Contracting                          3,129,664      1,412,151
                                           -----------    -----------
                                           $ 7,187,432      4,559,417
                                           ===========    ===========
Operating Earnings (Loss):
  ACSTAR Bonding                           $   635,565        671,718
  United Coastal Liability Insurance           564,859        435,049
  ACMAT Contracting                           (150,258)      (248,310)
                                           -----------    -----------
                                           $ 1,050,166        858,457
                                           ===========    ===========

Depreciation and Amortization:
  ACSTAR Bonding                           $    56,414        130,025
  United Coastal Liability Insurance            30,348        145,611
  ACMAT Contracting                            114,766        121,798
                                           -----------    -----------
                                           $   201,528        397,434
                                           ===========    ===========

                                           March 31, 2004   December 31, 2003
                                           --------------   -----------------
Identifiable Assets:
ACSTAR Bonding                              $ 84,407,839        73,704,644
United Coastal Liability Insurance            40,321,135        41,015,316
ACMAT Contracting                             17,679,548        17,709,897
                                            ------------      ------------
                                            $142,408,522       132,429,857
                                            ============      ============

     The components of revenue for each segment for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                       2004          2003
                                                   -----------    -----------
ACSTAR Bonding:
  Premiums                                         $ 1,587,583      1,177,974
  Investment income, net                               340,231        323,486
  Capital gains                                            ---        180,145
  Other income (expense)                               (33,778)        66,246
                                                   -----------    -----------
                                                   $ 1,894,036      1,747,851
                                                   ===========    ===========

United Coastal Liability Insurance:
  Premiums                                         $ 1,812,001      1,081,829
  Investment income, net                               345,181        265,915
  Capital gains                                            ---         45,977
  Other                                                  6,550          5,694
                                                   -----------    -----------
                                                   $ 2,163,732      1,399,415
                                                   ===========    ===========
ACMAT Contracting:
  Contract revenues                                $ 2,324,527        724,293
  Investment income, net                                 3,716          5,414
  Intersegment revenue:
    Rental income                                      178,702        178,702
    Underwriting services and agency commissions       507,283        415,026
  Other                                                115,436         88,716
                                                   -----------    -----------
                                                   $ 3,129,664      1,412,151
                                                   ===========    ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                 2004           2003
                                             -----------    -----------
Revenue:
     Total revenue for reportable segments   $ 7,187,432      4,559,417
     Intersegment eliminations                  (545,280)      (554,224)
                                             -----------    -----------
                                             $ 6,642,152      4,005,193
                                             ===========    ===========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations.

                                                           2004            2003
                                                        -----------    -----------
Operating Earnings:
     Total operating earnings for reportable segments   $ 1,050,166        858,457
     Interest expense                                      (234,358)      (287,380)
                                                        -----------    -----------
                                                        $   815,808        571,077
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

                       ACMAT CORPORATION AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of
        Financial Conditions and Results of Operations

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of March 31, 2004 and 2003, our consolidated results of operations for the periods ended March 31, 2004 and 2003 and where appropriate, factors that may affect our future financial performance. The MD&A should be read in conjunction with the consolidated financial statements of the Company and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Executive Summary

2004 Consolidated Results of Operations:

- Net earnings of $519,324, or $.23 per share basic and $.22 per share diluted.

-    Earned premiums increased 50% over prior year.

-    Favorable insurance premium rate environment.

- Higher interest income and lower interest expense compared to the same quarter last year.

- Construction contract revenues increased significantly compared to the same quarter last year.

2004 Financial Condition:

-    Total assets of $142.4 million, up $10 million from the prior year-end.

- Total cash and invested assets of $112.6 million, up $10.3 million from the prior year-end.

- Stockholders' Equity of $42.8 million, up $.7 million from the prior year-end.

-    Total debt reduced to $18.2 million from $19.1 million.

-    Cash flow provided from operations of $10.8 million, up from $1.7 million

CONSOLIDATED OVERVIEW

                                 2004           2003
                             -----------     ---------
Net Earnings                 $   519,324       377,587
Basic Earnings Per Share     $       .23     $     .16
Diluted Earnings Per Share   $       .22     $     .16

The Company's discussions related to all items, other than net earnings, are presented on a pretax basis, unless otherwise noted.

Net earnings were $519,324 or $.23 per share basic and $.22 per share diluted in 2004 compared to $377,587 or $.16 per share basic and $.16 per share diluted in 2003. The increase in net earnings for 2004 compared to 2003 is primarily due to an increase in earned premiums and investment income offset by a decrease in net realized capital gains in 2004. Net earnings for 2004 reflected the continuing favorable rate environment.

Consolidated revenues were as follows:

                                2004          2003
                             ----------   ----------
Contract revenues            $2,324,527      724,293
Earned premium                3,399,584    2,259,803
Investment income               751,715      634,319
Net realized capital gains            -      226,122
Other income                    166,326      160,656
                             ----------   ----------
   Consolidated revenues     $6,642,152    4,005,193
                             ==========   ==========

Total consolidated revenues increased $2,636,959 or 66% in 2004.

Contract revenues increased $1,600,234 or 221% in 2004 due primarily to the timing of four large projects that were started in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at March 31, 2004 was $7,350,000 compared to $9,680,000 at December 31, 2003.

Earned premiums increased $1,139,781 or 50% in 2004 due to a 23% increase in net written premiums in ACSTAR Bonding primarily due to a growth in new business and strong customer retention offset by a 22% decrease in 2004 net written premiums in United Coastal liability insurance. Net written premiums for United Coastal liability insurance business in 2004 decreased by 22% due to the non-renewal of several large premium policies in 2004.

Investment income increased $117,396 or 19% in 2004 due primarily to higher average invested assets resulting from strong cash flows from operations. The increase was offset by a reduction in investment yields to 2.80% in 2004 from 2.86% in 2003. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio partially offset by the reinvestment of proceeds from the sale of lower yielding tax-exempt investments during 2003.

Net realized capital gains were $-0- in 2004 compared to $226,122 in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes.

Other income increased $5,670 or 4% in 2004. Other revenues consist primarily of rental income and funds administration fees charged to bonding customers.

Consolidated expenses were as follows:

                                              2004         2003
                                           ----------   ----------
Cost of contract revenues                  $2,310,016      638,385
Losses and loss adjustment expenses         1,382,290      786,124
Amortization of policy acquisition costs      649,256      427,350
General and Administrative expenses         1,250,424    1,294,877
Interest expense                              234,358      287,380
                                           ----------   ----------
                                           $5,826,344    3,434,116
                                           ==========   ==========

Consolidated expenses increased $2,392,228 or 70% in 2004.

Cost of contract revenues increased $1,671,631 or 262% in 2004 primarily due to the 221% increase in contract revenues in 2004 due to the timing of four large projects that were started later in 2003. The gross profit margin on construction projects was 0.6% in 2004 compared to a 13.5% in 2003. The gross profit of the four-current projects was offset by costs associated with closing out older projects. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $596,166 or 76% in 2004 primarily due to the 50% increase in earned premiums and an increase in current year expected loss trends for liability insurance.

Amortization of policy acquisition costs increased $221,906 or 52% in 2004 primarily due to the increase in earned premiums offset in part by a decrease in commissions rate.

General and administrative expenses decreased $44,453 or 3% in 2004 primarily due to an decrease in salary expense and depreciation expense.

Interest expense decreased $53,022 or 18% in 2004 primarily due to the decrease in long-term debt.

The Company's effective tax rate was 36.4% and 33.9% in 2004 and 2003, respectively. The 2004 increase in the effective tax rate principally reflects the elimination of tax-exempt investments during the first quarter of 2003.

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

ACSTAR BONDING:

                         2004           2003
                      ----------    ----------
Operating Earnings    $  635,565    $  671,718
                      ----------    ----------
GAAP Combined Ratio         79.3%         91.4%
                      ----------    ----------

Operating earnings for the ACSTAR Bonding segment decreased $36,153 or 5.4% in 2004. The operating earnings in 2004 benefited from an increase in earned premiums and a 12 point improvement in the GAAP combined ratio in 2004.

ACSTAR Bonding revenues were as follows:

                                 2004           2003
                             -----------    -----------
Earned premium               $ 1,587,583      1,177,974
Investment income                340,231        323,486
Net realized capital gains           ---        180,145
Other income (expense)           (33,778)        66,246
                             -----------    -----------
                             $ 1,894,036      1,747,851
                             ===========    ===========

Revenues increased $146,185 or 8.4% in 2004.

Earned premiums increased $409,609 or 35% in 2004 due to a 23% increase in net written premiums primarily due to a growth in new business and strong customer retention. ACSTAR continues to experience a significant increase in volume from an increase in business opportunities that meet ACSTAR's underwriting standards.

Investment income increased $16,745 or 5% in 2004 despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 1.9% in 2004 from 2.5% in 2003. The decrease in yield reflected the lower interest rate environment and the short duration of the Company's portfolio partially offset by the reinvestment of proceeds from the sale of lower yielding tax-exempt investments during 2003.

Net realized capital gains were $0 in 2004 compared to $180,145 in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds by the parent company in 2002 that were exempt for income tax purposes.

Other income (expense) relates primarily to fees related to funds administration services. Funds administration fees charged to bonding customers for administering payments to subcontractors and venders fluctuates depending on the terms and conditions offered and accepted for the bonding programs each year.

ACSTAR Bonding expenses were as follows:

                                              2004         2003
                                           ----------   ----------
Losses and loss adjustment expenses        $  476,290      353,392
Amortization of policy acquisition costs      494,549      432,168
General and administrative expenses           287,632      290,573
                                           ----------   ----------
                                           $1,258,471    1,076,133
                                           ==========   ==========

Expenses increased $182,338 or 17% in 2004.

Losses and loss adjustment expenses increased $122,898 or 35% in 2004 primarily due to the increase in earned premiums from higher business volume.

Amortization of policy acquisition costs increased $62,381 or 14% in 2004 primarily due to the increase in earned premiums offset in part by a decrease in commissions paid.

General and administrative expenses decreased $2,941 or 1% in 2004 primarily due to a decrease in depreciation expense.

UNITED COASTAL LIABILITY INSURANCE:

                        2004         2003
                      -------    ----------
Operating Earnings    564,859    $  435,049
                      -------    ----------
GAAP Combined Ratio      88.2%         89.1%
                      -------    ----------

Operating earnings for the United Coastal Liability Insurance segment increased $129,810 or 30% in 2004. The operating earnings in 2004 benefited from a 67% increase in earned premiums and an increase in investment income.

United Coastal Liability Insurance revenues were as follows:

                                2004          2003
                             ----------   ----------
Earned premium               $1,812,001    1,081,829
Investment income               345,181      265,915
Net realized capital gains          -0-       45,977
Other income                      6,550        5,694
                             ----------   ----------
                             $2,163,732    1,399,415
                             ==========   ==========

Revenues increased $764,317 or 55% in 2004.

Earned premiums increased $730,172 or 67% in 2004 due to a 73% increase in net written premiums in 2003 offset in part by a 22% decrease in written premiums in the first quarter of 2004 due to the non-renewal of several large premium policies in 2004.

Investment income increased $79,266 or 30% in 2004 as a result of higher average invested assets resulting from strong cash flows from operations and an improvement in investment yields to 4.2% in 2004 from 3.0% in 2003.

Net realized capital gains were $0 in 2004 compared to $45,977 in 2003. During 2004, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds by the parent company in 2002 that were exempt for income tax purposes.

United Coastal Liability Insurance expenses were as follows:

                                              2004         2003
                                           ----------   ----------
Losses and loss adjustment expenses        $  906,000      432,732
Amortization of policy acquisition costs      446,076      293,713
General and administrative expenses           246,797      237,921
                                           ----------   ----------
                                           $1,598,873      964,366
                                           ==========   ==========

Expenses increased $634,507 or 66% in 2004.

Losses and loss adjustment expenses increased $473,218 or 110% in 2004 primarily due to the 67% increase in earned premiums and an increase in current year expected loss trends for liability insurance.

Amortization of policy acquisition costs increased $152,363 or 52% in 2004 primarily due to the 67% increase in earned premiums.

General and administrative expenses increased $8,876 or 4% in 2004 primarily due to an increase in bad debt expense and salary expense offset in part by a decrease in rental expense.

ACMAT CONTRACTING:

                                         2004          2003
                                       ---------    ---------
Operating Earnings (Loss)              $(150,258)   $(248,310)
                                       ---------    ---------

Operating earnings (loss) for the ACMAT Contracting segment improved $98,052 or 39% in 2004.

ACMAT Contracting revenues were as follows:

                                                    2004          2003
                                                 ----------   ----------
Contract revenues                                $2,324,527      724,293
Investment income, net                                3,716        5,414
Inter-segment revenue:
  Rental income                                     178,702      178,702
  Underwriting services and agency commissions      507,283      415,026
Other income                                        115,436       88,716
                                                 ----------   ----------
                                                 $3,129,664    1,412,151
                                                 ==========   ==========

Contract revenues increased $1,600,234 or 221% in 2004 due primarily to the timing of four large projects that were started in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at March 31, 2004 was $7,350,000 compared to $9,680,000 at December 31, 2003.

Inter-segment revenues consists primarily of rental income and underwriting services fees and agency commissions. Underwriting services fees and agency commissions increased $92,257 or 22% in 2004. Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income increased $26,720 or 30% in 2004.

ACMAT Contracting expenses were as follows:

                                         2004         2003
                                      ----------   ----------
Cost of contract revenues             $2,310,016      638,385
General and administrative expenses      969,906    1,022,026
                                      ----------   ----------
                                      $3,279,922    1,660,411
                                      ==========   ==========

Expenses increased $1,619,511 or 98% in 2004.

Cost of contract revenues increased $1,671,631 or 262% in 2004 primarily due to the 221% increase in contract revenues in 2004 due to the timing of four large projects that were started in late 2003. The gross profit margin on construction projects was 0.6% in 2004 compared to 13.5% in 2003. The gross profit of the four current projects was offset by costs associated with closing out older projects. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses decreased $52,120 or 5% in 2004 primarily due to an decrease in salary expense and depreciation expense.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to reserves for losses and loss adjustment expenses and revenue recognition on construction projects using the percentage of completion method.

Reserves for losses and loss adjustment expenses were $21,699,767 at March 31, 2004. The Company maintains reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported claims for insured risks incurred as of the end of each accounting period. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims. This is a critical accounting policy for the insurance operations.

Management believes that the reserves for losses and loss adjustment expenses at March 31, 2004 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

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

The Company had net cash inflows from operations of $10,829,776 for the three-month period ended March 31, 2004 compared to $1,679,775 for the same period in 2003. The cash flow from operations is due primarily to the increase in cash collateral. The Company's cash flow was used to repay long-term debt, repurchase stock and purchase short investments.

Net cash used for investing activities in the first quarter of 2004 amounted to $21,385,422 compared to net cash provided by investing activities of $3,817,886 for the same period in 2003. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

The terms of the Company's debt agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and the re-acquisition of shares are restricted. The Company is in compliance with all covenants at March 31, 2004, except for the ratio of Adjusted Cash Flow to the sum of interest expense plus scheduled maturities of long-term debt. The Company expects to be in compliance during 2004.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of March 31, 2004.

During the three-month period ended March 31, 2004, the Company purchased, in the open market and privately negotiated transactions, 2,026 shares of its Common Stock at an average price of $11.75 per share. In addition, the Company purchased, in the open market and privately negotiated transactions, 1,026 shares of its Class A Stock at an average price of $12.63 per share during the three-month period ended March 31, 2004.

The Company's principal source of cash for repayment of long-term debt is from dividends from its two insurance companies. Under applicable insurance regulations, ACMAT's insurance subsidiaries are restricted as to the amount of dividends they may pay to their respective holding companies, without the prior approval of their domestic state insurance department. The amount of dividends ACMAT's insurance subsidiaries may pay, without prior approval of their domestic state insurance departments, are limited to approximately $3,920,000 in 2004.

REGULATORY ENVIRONMENT

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that require further regulatory action. The ratio for each of the Company's insurance subsidiaries as of March 31, 2004 was above the level which might require regulatory action.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at March 31, 2004 include the following:

  Payment due by Period         Total           2003     2004/2005   2006/2007   After 2006
--------------------------   -----------      --------   ----------  ----------  ----------
Long-Term Debt (principal)   $18,247,729      $858,804   $5,223,604  $5,217,451  $8,665,478

The Company also has cash collateral of $49,753,100 at March 31, 2004, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

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

Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e. The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASE OF EQUITY SECURITIES

                           (a)                 (b)                  (c)                      (d)
                                                                                       Maximum Number
                                                                                       (or Approximate
                                                               Total Number of        Dollar Value) of
                     Total Number of                          Shares (or Units)    Shares (or Units) that
                    Shares (or Units)  Average Price Paid   Purchased as Part of         May Yet Be
                      Purchased (1)    per Share (or Unit)   Publicly Announced      Purchased Under the
      Period        Common    Class A  Common      Class A  Plans or Programs (2)   Plans or Programs (2)
-----------------   -----------------  -------------------  --------------------   ----------------------
1/01/04 - 1/31/04     526      1,026   $11.75       $12.63          N/A                     N/A
2/01/04 - 2/29/04   1,500         --   $11.75           --          N/A                     N/A
3/01/04 - 3/31/04      --         --       --           --          N/A                     N/A
                    -----      ------  ------       ------
TOTAL               2,026      1,026   $11.75       $12.63          N/A                     N/A

(1) During the three-month period ended March 31, 2004, the Company purchased, in the open market and privately negotiated transactions, 2,026 shares of its Common Stock at an average price of $11.75 per share. In addition, the Company purchased, in the open market and privately negotiated transactions, 1,026 shares of its Class A Stock at an average price of $12.63 per share during the three-month period ended March 31,2004.

(2) The Company does not have any stock repurchase plans or programs. Shares were purchased in the open market and privately negotiated transactions and as a result disclosure requirements in columns (c) and (d) are not applicable (N/A).

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

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibits:

          31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                ACMAT CORPORATION

Date: May 14, 2004                     /s/ Henry W. Nozko, Jr.
                                       -----------------------------------------
                                       Henry W. Nozko, Jr.,  President, Chairman
                                       Chief Executive Officer, and Treasurer

Date:  May 14, 2004                    /s/ Michael P. Cifone
                                       -----------------------
                                       Michael P. Cifone, Senior Vice President
                                       (Principal Financial and
                                       Accounting Officer)