Form 10-Q
period 2004-06-30
ACMAT CORP
filed 2004-08-13
CIK 2062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

Commission file number  0-6234
                       --------

                                ACMAT CORPORATION
--------------------------------------------------------------------------------

       Connecticut                                       06-0682460
------------------------                    ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares outstanding
Title of Class                                         at July 31, 2004
--------------                                         ------------------

   Common Stock                                              545,329
   Class A Stock                                           1,772,978

                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION                                            PAGE
                                                                         ----

   Item 1.Unaudited Financial Statements
          Consolidated Balance Sheets                                      3
          Consolidated Statements of Earnings                              4
          Consolidated Statements of Stockholders' Equity                  5
          Consolidated Statements of Cash Flows                            6
          Notes to Unaudited Consolidated Financial Statements             7

   Item 2.Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                  14

Part II  OTHER INFORMATION

   Item 2.Changes in Securities, Use of Proceeds and Issue Purchases
          Of Equity Securities                                            26

   Item 4.Submission of Matters to a Vote of Security Holders             26

   Item 5.Controls and Procedures                                         27

   Item 6.Exhibits and Reports on Form 8-K                                27

   Signatures                                                             28

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  June 30,       December 31,
Assets                                                                              2004            2003
                                                                               -------------    -------------
                                                                               (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $49,448,670 in
     2004 and $53,057,097 in 2003)                                             $  49,046,330       53,355,212
   Equity securities, at fair value (Cost of $11,700,634 in 2004 and
     $10,240,559 in 2003)                                                         11,072,871       10,541,515
   Short-term investments, at cost which approximates fair value                  21,675,488          760,872
                                                                               -------------    -------------
     Total investments                                                            81,794,689       64,657,599
Cash and cash equivalents                                                         35,656,439       37,687,994
Accrued interest receivable                                                          425,187          341,451
Receivables, net of allowance for doubtful accounts of $360,606 in 2004            3,006,626        2,222,971
  and $302,606 in 2003
Reinsurance recoverable:
   Unpaid losses                                                                   3,531,055        4,376,220
   Paid losses                                                                       165,664        2,327,436
Prepaid expenses                                                                     123,509          210,127
Income tax receivable                                                                     --          330,883
Deferred income taxes                                                              2,417,361        2,155,028
Property & equipment, net                                                         10,911,129       11,195,363
Deferred policy acquisition costs                                                  1,719,258        1,639,325
Other assets                                                                       2,969,168        3,365,100
Intangibles                                                                        1,920,360        1,920,360
                                                                               -------------    -------------
                                                                                 144,640,445      132,429,857
                                                                               =============    =============
Liabilities & Stockholders' Equity

Accounts payable                                                                   2,579,386          848,427
Reserves for losses and loss adjustment expenses                                  22,392,221       20,848,566
Unearned premiums                                                                  6,612,473        6,357,447
Collateral held                                                                   52,257,201       41,718,225
Income taxes                                                                         280,738               --
Accrued liabilities                                                                  903,451        1,467,721
Long-term debt                                                                    17,634,733       19,107,293
                                                                               -------------    -------------
     Total liabilities                                                           102,659,203       90,347,679

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 545,329
      and 549,355 shares issued and outstanding)                                     545,329          549,355
   Class A Stock (No par value; 10,000,000 shares authorized; 1,772,978
      and 1,742,705 shares issued and outstanding)                                 1,772,978        1,742,705
   Retained earnings                                                              40,630,762       39,438,778
   Accumulated other comprehensive income (loss)                                    (967,827)         351,340
                                                                               -------------    -------------
   Total stockholders' equity                                                  $  41,981,242       42,082,178
                                                                               -------------    -------------
                                                                               $ 144,640,445      132,429,857
                                                                               =============    =============

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                Three months ended             Six months ended
                                                      June 30                       June 30
                                             -------------------------     -------------------------
                                                2004           2003           2004           2003
                                             ----------     ----------     ----------     ----------
Contract revenues                            $2,933,947        286,820      5,258,474      1,011,113
Earned premiums                               3,527,510      3,118,193      6,927,094      5,377,996
Investment income, net                          766,602        620,919      1,518,317      1,255,238
Net realized capital gains                       20,651         22,649         20,651        248,771
Other income                                    197,235        303,597        363,561        464,253
                                             ----------     ----------     ----------     ----------
                                              7,445,945      4,352,178     14,088,097      8,357,371
                                             ----------     ----------     ----------     ----------


Cost of contract revenues                     2,895,480        305,244      5,205,496        943,629
Losses and loss adjustment expenses           1,407,142      1,077,195      2,789,432      1,863,319
Amortization of policy acquisition costs        616,860        597,346      1,266,116      1,024,696
General and administrative expenses           1,239,823      1,322,413      2,490,247      2,617,290
Interest expense                                224,350        267,049        458,708        554,429
                                             ----------     ----------     ----------     ----------
                                              6,383,655      3,569,247     12,209,999      7,003,363
                                             ----------     ----------     ----------     ----------

Earnings before income taxes                  1,062,290        782,931      1,878,098      1,354,008

Income taxes                                    377,579        278,341        674,063        471,831
                                             ----------     ----------     ----------     ----------

Net earnings                                 $  684,711        504,590      1,204,035        882,177
                                             ==========     ==========     ==========     ==========


Basic earnings per share                     $      .30            .22            .52            .38

Diluted earnings per share                   $      .29            .22            .51            .38

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                             June 30, 2004 and 2003


                                                                                                       Accumulated
                                                       Common          Class A                          Other              Total
                                                     Stock Par        Stock Par        Retained      Comprehensive     Stockholders'
                                                       Value            Value          Earnings       Income(Loss)        Equity
                                                    -----------      -----------      -----------      -----------      -----------
Balance as of December 31, 2002                     $   553,355        1,756,405       37,972,590          571,358       40,853,708

Comprehensive income:
   Net unrealized gains on debt and equity
    securities, net of reclassification                      --               --               --           45,059           45,059

   Net unrealized losses on derivatives
     qualifying as cash flow hedges                          --               --               --          (90,131)         (90,131)

   Net earnings                                              --               --          882,177               --          882,177
                                                                                                                        -----------

Total comprehensive income                                                                                                  837,105

   Acquisition and retirement of 2,000 shares of
      Common Stock                                       (2,000)              --          (18,650)              --          (20,650)

   Acquisition and retirement of 11,300 shares of
      Class A Stock                                          --          (11,300)         (82,210)              --          (93,510)
                                                    -----------      -----------      -----------      -----------      -----------

Balance as of June 30, 2003                         $   551,355        1,745,105       38,753,907          526,286       41,576,653
                                                    ===========      ===========      ===========      ===========      ===========


Balance as of December 31, 2003                     $   549,355        1,742,705       39,438,778          351,340       42,082,178

Comprehensive income:
   Net unrealized losses on debt and equity
    securities, net of reclassification                      --               --               --       (1,425,492)      (1,425,492)

   Net unrealized gains on derivatives
     qualifying as cash flow hedges                          --               --               --          106,325          106,325

   Net earnings                                              --               --        1,204,035               --        1,204,035
                                                                                                                        -----------

Total comprehensive income (loss)                                                                                          (115,132)

   Acquisition and retirement of 4,026 shares of
      Common Stock                                       (4,026)              --          (42,580)              --          (46,606)

   Acquisition and retirement of 53,727 shares of
      Class A Stock                                          --          (53,727)        (651,721)              --         (705,448)

   Exercise of 84,000 shares of Class A Stock
      pursuant to Stock options                              --           84,000          682,250               --          766,250
                                                    -----------      -----------      -----------      -----------      -----------

Balance as of June 30, 2004                         $   545,329        1,772,978       40,630,762         (967,827)      41,981,242
                                                    ===========      ===========      ===========      ===========      ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2004 and 2003

                                                                       2004              2003
                                                                   ------------      ------------
Cash flows from operating activities:
    Net earnings                                                   $  1,204,035           882,177
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                     381,357           766,226
      Net realized capital gains                                        (20,651)         (248,771)
      Deferred income taxes                                             103,720            88,836
      Changes in:
         Accrued interest receivable                                    (83,736)           85,481
         Reinsurance recoverable                                      3,006,937        (1,519,156)
         Receivables, net                                              (783,655)         (276,557)
         Deferred policy acquisition costs                              (79,933)         (449,528)
         Prepaid expenses and other assets                              482,550           550,932
         Accounts payable and other accrued liabilities               1,273,014        (1,133,449)
         Reserves for losses and loss adjustment expenses             1,543,655           262,051
         Collateral held                                             10,538,976         9,259,769
         Income taxes, net                                              605,502           166,624
         Unearned premiums                                              255,026         1,903,297
                                                                   ------------      ------------
             Net cash provided by operating activities               18,426,789        10,338,203
                                                                   ------------      ------------

Cash flows from investing activities:
    Proceeds from investments sold or matured:
      Fixed maturities-sold                                           1,100,000         6,652,707
      Fixed maturities-matured                                        8,748,425        20,481,634
      Equity securities                                               1,522,629         2,082,649
    Purchases of:
      Fixed maturities                                               (6,343,863)      (25,656,946)
      Equity securities                                              (2,950,695)       (3,100,000)
Short-term investments, net                                         (20,914,616)      (18,225,381)
    Capital expenditures                                                 (4,610)          (97,906)
                                                                   ------------      ------------
         Net cash used for investing activities                     (18,842,730)      (17,863,243)
                                                                   ------------      ------------

Cash flows from financing activities:
    Repayments on long-term debt                                     (1,472,560)       (1,197,289)
    Issuance of Class A Stock                                           609,000                --
    Payments for acquisition & retirement of stock                     (752,054)         (114,160)
                                                                   ------------      ------------
         Net cash used for financing activities                      (1,615,614)       (1,311,449)
                                                                   ------------      ------------

Net change in cash                                                   (2,031,555)       (8,836,489)

Cash at beginning of period                                          37,687,994        18,724,560
                                                                   ------------      ------------

Cash at end of period                                              $ 35,656,439         9,888,071
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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior years 10-Q financial statements to conform to current year presentation.

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended June 30, 2004 and 2003:

                                                                Weighted
                                                                Average
                                                                Shares          Per-Share
2004:                                           Earnings        Outstanding     Amount
                                                --------        -----------     ---------
Basic EPS:
         Earnings available to stockholders     $ 684,711       2,313,004       $.30

Effect of Dilutive Securities:
         Stock options                                 --          70,229
                                                ---------       ---------

Diluted EPS:
         Earnings available to stockholders     $ 684,711       2,383,233       $.29
                                                =========       =========       ====

2003:
Basic EPS:
         Earnings available to stockholders     $ 504,590       2,301,734       $.22

Effect of Dilutive Securities:
         Stock options                                 --          15,591
                                                ---------       ---------

Diluted EPS:
         Earnings available to stockholders     $ 504,590       2,317,325       $.22
                                                =========       =========       ====

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six-month periods ended June 30, 2004 and 2003:

                                                               Weighted
                                                               Average
                                                               Shares         Per-Share
2004:                                            Earnings      Outstanding    Amount
                                                 --------      -----------    ---------
Basic EPS:
         Earnings available to stockholders     $1,204,035      2,301,357     $.52

Effect of Dilutive Securities:
         Stock options                                  --         64,495
                                                ----------     ----------

Diluted EPS:
         Earnings available to stockholders     $1,204,035      2,365,852     $.51
                                                ==========     ==========     ====

2003:
Basic EPS:
         Earnings available to stockholders     $  882,177      2,304,918     $.38

Effect of Dilutive Securities:
         Stock options                                  --         17,832
                                                ----------     ----------

Diluted EPS:
         Earnings available to stockholders     $  882,177      2,322,750     $.38
                                                ==========     ==========     ====

(3) Supplemental Cash Flow Information

Income taxes refunds received during the six months ended June 30, 2004 was $35,159 compared to income taxes paid of $216,100 for the six months ended June 30, 2003. Interest paid for the six months ended June 30, 2004 and 2003 was $461,167 and $559,451, respectively.

(4) Comprehensive Income (Loss)

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the six months ended June 30, 2004 and 2003:

                                                                                        2004              2003
                                                                                     -----------      -----------
Unrealized losses on investments:
Unrealized holding losses arising during period                                      $(1,411,862)     $   209,248
Less reclassification adjustment for gains included in net income, net of income
   tax expense of $7,021 and $84,582 for 2004 and 2003, respectively                      13,630          164,189
Unrealized gain (loss) on derivatives qualifying as cash flow hedges                     106,325          (90,131)
                                                                                     -----------      -----------
Other comprehensive income (loss)                                                    $(1,319,167)     $   (45,072)
                                                                                     ===========      ===========

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

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                                         Three Months Ended               Six Months Ended
                                                                     --------------------------      --------------------------
                                                                        2004            2003            2004           2003
                                                                     ----------      ----------      ----------      ----------
      Net earnings as reported                                       $  684,711         504,590       1,204,035         882,177
      Add: Stock-based employee compensation reported in net
        earnings, net of related tax effects                                 --              --              --              --
      Deduct: Stock-based compensation expense determined  under
        fair value based method, net of related tax effects             (37,083)        (32,067)       (155,930)        (64,134)
                                                                     ----------      ----------      ----------      ----------
      Net earnings, pro forma                                        $  647,628         472,523       1,048,105         818,043
                                                                     ==========      ==========      ==========      ==========

      Earnings per share
        Basic and diluted - as reported                               $.30/$.29       $.22/$.22       $.52/$.51       $.38/$.38
        Basic and diluted - pro forma                                 $.28/$.27       $.21/$.20       $.46/$.44       $.35/$.35

The significant assumptions used during the year in estimating the fair value on the date of the grant for options and granted in 2004 were as follows:

                                                                          2004
                                                                          ----
      Expected life of stock options, in years                               9
      Expected volatility of ACMAT stock                                    44%
      Risk-free interest rate                                              1.0
      Expected annual dividend yield                                        --
      Expected annual forfeiture rate                                       --

No options were granted in 2003.

(6) Investments

The Company's portfolio is comprised primarily of fixed maturity securities rated AA or better by Standard and Poor's and includes mostly U.S. Treasuries and tax-free municipal securities. The Company also makes investments in collateralized mortgage obligations (CMOs).

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

The Company's process for reviewing invested assets for impairments during any quarter includes the following:

      o Identification and evaluation of investments which have possible indications of impairment;

      o Analysis of investments with gross unrealized investment losses that have fair value less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

      o Management review of for other-than-temporary impairments based on the investee's current financial condition, liquidity, near term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

      o Consideration of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairments;

      o Determination of the status of each analyzed investment as other-than-temporary or not.

The gross unrealized investment losses and related fair value for fixed maturities and equity securities at June 30, 2004 were as follows:

                                                Less than 12 months           12 months or  longer                 Total
                                             --------------------------    --------------------------    --------------------------
                                                               Gross                        Gross                         Gross
                                                            Unrealized                    Unrealized                    Unrealized
                                             Fair Value        Loss        Fair Value        Loss        Fair Value        Loss
                                             -----------    -----------    -----------    -----------    -----------    -----------
Fixed maturities:
United States government and
   government agencies                       $ 4,517,859         62,947      7,128,559        129,065     11,646,418        192,012
Mortgage-backed securities                     7,353,332        214,606      7,406,750        190,651     14,760,082        405,257
Industrial and miscellaneous                   1,776,422         33,578      3,851,500        148,500      5,617,922        182,078
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Total fixed maturities                     13,637,613        311,131     18,386,809        468,216     32,024,422        779,347

Equity securities - common stocks:               175,700          9,300             --             --        175,700          9,300
Equity securities - redeemable preferred:      4,155,120        444,880      2,877,080        222,920      7,032,200        667,800
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Total equity                                4,330,820        454,180      2,877,080        222,920      7,207,900        677,100
                                             -----------    -----------    -----------    -----------    -----------    -----------

   Total temporarily impaired securities     $17,968,433        765,311     21,263,889        691,136     39,232,322      1,456,477
                                             ===========    ===========    ===========    ===========    ===========    ===========

For debt securities which are in an unrealized loss position as of June 30, 2004 these are losses generated by the increase in interest rates from the time these securities were acquired. Our primary investment practice is to buy and hold securities for the long term. Due to swings in the interest rate cycle, from time to time we recognize there will be temporary unrealized gains and losses in these fixed rate securities. Due to the positive cash flow nature of our business, we have the ability and intent to hold these securities to maturity and redemption at full par value. The Company has determined that all unrealized losses at June 30, 2004 are temporary impairments.

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

The Company holds mortgage-backed and asset-backed securities which are considered variable interest entities. The adoption of FIN 46R did not have any impact on the Company's results of operations or financial condition as no consolidation was required.

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

(8) Segment Reporting

The Company has three reportable operating segments: ACMAT Contracting, ACSTAR Bonding and United Coastal Liability Insurance. The Company's reportable segments are primarily the three main legal entities of the Company, which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and six-month periods ended June 30, 2004 and 2003 is summarized as follows:

                                              Three Months ended               Six Months ended
                                         ---------------------------     ----------------------------
                                             2004           2003             2004            2003
                                         -----------     -----------     -----------      -----------
Revenues:
  ACSTAR Bonding                         $ 2,148,587       1,800,826       4,042,623        3,548,677
  United Coastal Liability Insurance       2,071,347       1,754,968       4,235,079        3,154,383
  ACMAT Contracting                        3,931,550       1,497,810       7,061,214        2,909,961
                                         -----------     -----------     -----------      -----------
                                         $ 8,151,484       5,053,604      15,338,916        9,613,021
                                         ===========     ===========     ===========      ===========

Operating Earnings (Loss):
  ACSTAR Bonding                         $   745,946         402,102       1,381,511        1,073,820
  United Coastal Liability Insurance         477,919         457,252       1,042,778          892,301
  ACMAT Contracting                           62,775         190,626         (87,483)         (57,684)
                                         -----------     -----------     -----------      -----------
                                         $ 1,286,640       1,049,980       2,336,806        1,908,437
                                         ===========     ===========     ===========      ===========

Depreciation and Amortization:
  ACSTAR Bonding                         $    51,205         189,095         107,619          319,120
  United Coastal Liability Insurance          14,146          57,693          44,494          203,304
  ACMAT Contracting                          114,478         122,004         229,244          243,802
                                         -----------     -----------     -----------      -----------
                                         $   179,829         368,792         381,357          766,226
                                         ===========     ===========     ===========      ===========

Identifiable Assets:                        June 30, 2004      December 31, 2003
                                            ------------         ------------
  ACSTAR Bonding                            $ 86,753,237           73,704,644
  United Coastal Liability Insurance          39,963,974           41,015,316
  ACMAT Contracting                           17,923,234           17,709,897
                                            ------------         ------------
                                            $144,640,445          132,429,857
                                            ============         ============


The components of revenue for each segment for the three and six-month periods ended June 30, 2004 and 2003 are as follows:

                                             Three Months ended                  Six Months ended
                                        ----------------------------      ----------------------------
                                            2004             2003            2004             2003
                                        -----------      -----------      -----------      -----------
ACSTAR Bonding:
  Premiums                              $ 1,783,021        1,700,822        3,370,604        2,878,796
  Investment income, net                    384,263          248,840          724,494          572,326
  Capital gains                              20,651           22,649           20,651          202,794
  Other                                     (39,348)        (171,485)         (73,126)        (105,239)
                                        -----------      -----------      -----------      -----------
                                        $ 2,148,587        1,800,826        4,042,623        3,548,677
                                        ===========      ===========      ===========      ===========

United Coastal Liability Insurance:
  Premiums                              $ 1,744,489        1,417,371        3,556,490        2,499,200
  Investment income, net                    320,571          326,008          665,752          591,923
  Capital gains                                  --               --               --           45,977
  Other                                       6,287           11,589           12,837           17,283
                                        -----------      -----------      -----------      -----------
                                        $ 2,071,347        1,754,968        4,235,079        3,154,383
                                        ===========      ===========      ===========      ===========

ACMAT Contracting:
  Contract revenues                     $ 2,933,947          286,820        5,258,474        1,011,113
  Investment income, net                      3,240            1,818            6,956            7,232
  Intersegment revenue:
    Rental income                           248,247          232,040          426,949          410,742
    Underwriting services, agency
      commissions and funds
      administration services               626,818          718,971        1,134,101        1,133,997
  Other                                     119,298          258,161          218,084          346,877
                                        -----------      -----------      -----------      -----------
                                        $ 3,931,550        1,497,810        7,061,214        2,909,961
                                        ===========      ===========      ===========      ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                   Three Months ended              Six Months ended
                                                -------------------------     -------------------------
Revenue:                                           2004            2003          2004           2003
                                                ----------     ----------     ----------     ----------
      Total revenue for reportable segments     $8,151,484      5,053,604     15,338,916      9,613,021
      Intersegment eliminations                    705,539        701,426      1,250,819      1,255,650
                                                ----------     ----------     ----------     ----------
                                                $7,445,945      4,352,178     14,088,097      8,357,371
                                                ==========     ==========     ==========     ==========

The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges. Identifiable assets are those assets that are used by each segment's operations. Foreign revenues are not significant.

Operating Earnings:
      Total operating earnings for reportable
        segments                               $ 1,286,640      1,049,980      2,336,806      1,908,437
      Interest expense                            (224,350)      (267,049)      (458,708)      (554,429)
                                               -----------    -----------    -----------    -----------
                                               $ 1,062,290        782,931      1,878,098      1,354,008
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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of June 30, 2004 and December 31, 2003, our consolidated results of operations for the three and six-month periods ended June 30, 2004 and 2003 and where appropriate, factors that may affect our future financial performance. The MD&A should be read in conjunction with the consolidated financial statements of the Company and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

2004 Consolidated Results of Operations for the three months ended June 30, 2004 reflect:

o Net earnings of $684,711, or $.30 per share basic and $.29 per share diluted.

o     Earned premiums increased 13%.

o     Favorable insurance premium rate environment.

o     Higher interest income and lower interest expense.

o     Higher construction contract revenues

2004 Financial Condition:

o     Total assets of $144.6 million, up $12.2 million from the prior year-end.

o Total cash and invested assets of $117.4 million, up $15.1 million from the prior year-end.

o Stockholders' Equity of $42 million, down $.1 million from the prior year-end reflecting decline in unrealized gains in investment portfolio.

o     Total debt reduced to $17.6 million from $19.1 million.

o Cash flow provided from operations of $18.4 million, up from $10.3 million in the same period last year.

CONSOLIDATED OVERVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2004:

                                              Three months ended June 30,
                                              ---------------------------
                                                2004               2003
                                              --------           --------
Net Earnings                                  $684,711            504,590
Basic Earnings Per Share                      $    .30           $    .22
Diluted Earnings Per Share                    $    .29           $    .22

The Company's discussions related to all items, other than net earnings, are presented on a pretax basis, unless otherwise noted.

Net earnings were $684,711 or $.30 per share basic and $.29 per share diluted for the three months ended June 30, 2004 compared to $504,590 or $.22 per share basic and $.22 per share diluted for the same period in 2003. The increase in net earnings for 2004 compared to 2003 is primarily due to an increase in earned premiums, contract revenue and investment income. Net earnings for 2004 reflected the continuing favorable environment for the insurance operations in 2003 and 2004.

Consolidated revenues were as follows:

                                    Three months ended June 30,
                                    ---------------------------
                                       2004              2003
                                    ----------       ----------
      Contract revenues             $2,933,947          286,820
      Earned premium                 3,527,510        3,118,193
      Investment income                766,602          620,919
      Net realized capital gains        20,651           22,649
      Other income                     197,235          303,597
                                    ----------       ----------
         Consolidated revenues      $7,445,945        4,352,178
                                    ==========       ==========

Total consolidated revenues increased $3,093,767 or 71% for the three months ended June 30, 2004 compared to the same period in 2003.

Contract revenues increased $2,647,127 or 923% for the three months ended June 30, 2004 compared to the same period in 2003 due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at June 30, 2004 was $6,500,000 compared to $9,680,000 at December 31, 2003.

Earned premiums increased $409,317 or 13% for the three months ended June 30, 2004 compared to the same period in 2003 due to a 24% increase in net written premiums in ACSTAR Bonding, primarily due to new business and strong customer retention, offset by a 31% decrease in 2004 net written premiums in United Coastal liability insurance. Net written premiums for United Coastal liability insurance business for the three months ended June 30, 2004 compared to the same period in 2003 decreased by 31% due to the non-renewal by several insureds with large premium policies in 2004.

Investment income increased $145,683 or 23% for the three months ended June 30, 2004 compared to the same period in 2003 due primarily to higher average invested assets resulting from strong cash flows from operations.

Net realized capital gains were $20,651 for the three months ended June 30, 2004 compared to $22,649 for the same period in 2003. The unrealized losses on the debt securities as of June 30, 2004 are temporary. These losses are generated by the increase in interest rates from the time these securities were acquired, therefore there are no other than temporary impairments for the three months ended June 30, 2004.

Other income decreased $106,362 or 35% for the three months ended June 30, 2004 compared to the same period in 2003. Other revenues consist primarily of rental income and 2003 also included a one-time claim administration fee charged to bonding customers.

Consolidated expenses for the three months ended June 30, 2004 were as follows:

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                               2004             2003
                                            ----------       ----------
Cost of contract revenues                   $2,895,480          305,244
Losses and loss adjustment expenses          1,407,142        1,077,195
Amortization of policy acquisition costs       616,860          597,346
General and administrative expenses          1,239,823        1,322,413
Interest expense                               224,350          267,049
                                            ----------       ----------
                                            $6,383,655        3,569,247
                                            ==========       ==========

Consolidated expenses increased $2,814,408 or 79% for the three months ended June 30, 2004 compared to the same period in 2003.

Cost of contract revenues increased $2,590,236 or 849% for the three months ended June 30, 2004 compared to the same period in 2003. The 923% increase in contract revenues in 2004 is due to the timing of four large projects that were started later in 2003. The gross profit margin on construction projects was 1.3% in 2004 compared to a gross loss of 6.0% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $329,947 or 31% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the 13% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $19,514 or 3% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums offset in part by a decrease in the average commission rate.

General and administrative expenses decreased $82,590 or 6% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to a decrease in salary expense and depreciation expense.

Interest expense decreased $42,699 or 16% for the three months ended June 20, 2004 compared to the same period in 2003 primarily due to the decrease in long-term debt.

The Company's effective tax rate was 35.5% and 35.6% for the three months ended June 30 2004 and 2003, respectively.

Results of Operations by Segment For the Three Months Ended June 30, 2004:

The Company has three reportable operating segments: ACSTAR Bonding, United Coastal Liability Insurance and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges.

Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable general and administrative expenses.


                               Three Months Ended June 30,
                               ---------------------------
ACSTAR BONDING:                  2004               2003
                               --------           --------
   Operating Earnings          $745,946           $402,102
                               --------           --------
   GAAP Combined Ratio             78.7%              82.2%
                               --------           --------

Operating earnings for the ACSTAR Bonding segment increased $343,844 or 86% for the three month period ended June 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from an increase in earned premiums, investment income and a 3.5 point improvement in the GAAP combined ratio for the three month period ended June 30, 2004 compared to the same period in 2003. The improvement in the 2004 combined ratio results primarily from the increase in earned premiums.

ACSTAR Bonding revenues for the three months ended June 30, 2004 were as follows:

                               Three Months ended June 30,
                               ---------------------------
                                   2004            2003
                               -----------     -----------
Earned premium                 $ 1,783,021       1,700,822
Investment income                  384,263         248,840
Net realized capital gains          20,651          22,649
Other income (expense)             (39,348)       (171,485)
                               -----------     -----------
                               $ 2,148,587       1,800,826
                               ===========     ===========

Revenues increased $347,761 or 19% for the three month period ended June 30, 2004 compared to the same period in 2003.

Earned premiums increased $82,199 or 5% for the three month period ended June 30, 2004 compared to the same period in 2003 due to a 24% increase in net written premiums primarily due to a growth in new business and strong customer retention. ACSTAR continues to experience an increase in volume from an increase in business opportunities that meet ACSTAR's underwriting requirements.

Investment income increased $134,423 or 54% for the three month period ended June 30, 2004 compared to the same period in 2003 primarily as a result of higher average invested assets resulting from strong cash flows from operations. The average invested assets increased 37% to $77.8 million for the three months ended June 30, 2004 compared to the same period in 2003. The increase in investment income also resulted from an increase in investment yields to 1.98% in 2004 from 1.76% in 2003.

Net realized capital gains were $20,651 for the three months ended June 30, 2004 compared to $22,649 for the same period in 2003.

Other income (expense) relates primarily to fees received from customers related to funds administration services offset by the fees paid ACMAT to administer the Funds Administration services. Funds administration fees, which represent charges to bonding customers for administering payments to subcontractors and vendors, fluctuates depending on the terms and conditions offered and accepted for the bonding programs each year. The Funds Administration fees were $110,998 for the three months ended June 30, 2004 compared to $205,332 for the three months ended June 30, 2003.

ACSTAR Bonding expenses for the three months ended June 30, 2004 compared to the same period in 2003 were as follows:

                                             Three Months ended June 30,
                                             ---------------------------
                                                2004              2003
                                             ----------       ----------
Losses and loss adjustment expenses          $  534,897          510,247
Amortization of policy acquisition costs        541,229          564,737
General and administrative expenses             326,515          323,740
                                             ----------       ----------
                                             $1,402,641        1,398,724
                                             ==========       ==========

Expenses increased $3,917 or .3% for the three months ended June 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $24,650 or 5% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums from higher business volume.

Amortization of policy acquisition costs decreased $23,508 or 4% for the three months ended June 30, 2004 compared to the same period in 2003 primarily as a result of the successful underwriting absorbing more of the fixed underwriting costs.

General and administrative expenses increased $2,775 or 1% for the three months ended June 30, 2004 compared to the same period in 2003.

UNITED COASTAL LIABILITY INSURANCE:

                           Three Months ended June 30,
                           ---------------------------
                             2004              2003
                          ----------        ----------
Operating Earnings        $  477,919        $  457,252
                          ----------        ----------
GAAP Combined Ratio             91.3%             91.6%
                          ----------        ----------

Operating earnings for the United Coastal Liability Insurance segment increased $20,667 or 5% for the three months ended June 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from a 23% increase in earned premiums offset in part by an increase in current year loss trends.

United Coastal Liability Insurance revenues for the three months ended June 30, 2004 compared to the same period in 2003 were as follows:

                        Three months ended June 30,
                        ---------------------------
                           2004             2003
                        ----------       ----------
Earned premium          $1,714,489        1,417,371
Investment income          320,571          326,008
Other income                 6,287           11,589
                        ----------       ----------
                        $2,071,347        1,754,968
                        ==========       ==========

Revenues increased $316,379 or 18% for the three months ended June 30, 2004 compared to the same period in 2003.

Earned premiums increased $327,118 or 23% in 2004 for the three months ended June 30, 2004 compared to the same period in 2003 due to a 73% increase in net written premiums in 2003 offset in part by a 22% decrease in written premiums in the first quarter of 2004. United Coastal business is comprised of insureds with relatively large premium policies and each quarter can be impacted significantly depending on the number of new policies written or non-renewals.

Investment income decreased $5,437 or 2% for the three months ended June 30, 2004 compared to the same period in 2003 as a result of lower average invested assets resulting from dividends to the parent company in November 2003.

United Coastal Liability Insurance expenses for the three months ended June 30, 2004 were as follows:

                                               Three Months ended June 30,
                                               ---------------------------
                                                  2004             2003
                                               ----------       ----------
Losses and loss adjustment expenses            $  872,245          566,948
Amortization of policy acquisition costs          431,289          400,020
General and administrative expenses               289,894          330,748
                                               ----------       ----------
                                               $1,593,428        1,297,716
                                               ==========       ==========

Expenses increased $295,712 or 23% for the three months ended June 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $305,297 or 54% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the 23% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $31,269 or 8% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the 23% increase in earned premiums.

General and administrative expenses decreased $40,854 or 12% for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to a decrease in depreciation expense.

                         THREE MONTHS ENDED JUNE 30
                         --------------------------
ACMAT CONTRACTING:         2004              2003
                         --------          --------
Operating Earnings       $ 62,775          $190,626
                         --------          --------

Operating earnings for the ACMAT Contracting segment decreased $127,851 or 67% for the three months ended June 30, 2004 compared to the same period in 2003.

ACMAT Contracting revenues for the three months ended June 30, 2004 were as follows:

                                                     Three months ended June 30
                                                     --------------------------
                                                        2004             2003
                                                     ----------      ----------
Contract revenues                                    $2,933,947         286,820
Investment income, net                                    3,240           1,818
Inter-segment revenue:
  Rental income                                         248,247         232,040
  Underwriting services, agency commissions and
    funds administration services                       626,818         718,971
Other income                                            119,298         258,161
                                                     ----------      ----------
                                                     $3,931,550       1,497,810
                                                     ==========      ==========

Contract revenues increased $2,647,127 or 923% for the three months ended June 30, 2004 compared to the same period a year ago due primarily to the timing of four large projects that were started in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at June 30, 2004 was $6,500,000 compared to $9,680,000 at December 31, 2003.

Inter-segment revenues consists primarily of rental income and underwriting services, agency commissions and funds administration services. Underwriting services fees and agency commissions decreased $92,153 or 13% for the three months ended June 30, 2004 compared to the same period a year ago primarily due to the decrease in Funds Administration fees. Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income decreased $138,863 or 54% for the three months ended June 30, 2004 compared to the same period a year ago due to the absence of a one-time claim administration fee charged to ACSTA bonding customer.

ACMAT Contracting expenses for the three months ended June 30, 2004 were as follows:

                                                2004             2003
                                             ----------       ----------
   Cost of contract revenues                 $2,895,480          305,244
   General and administrative expenses          973,295        1,001,940
                                             ----------       ----------
                                             $3,868,775        1,307,184
                                             ==========       ==========

Expenses increased $2,561,591 or 196% for the three months ended June 30, 2004 compared to the same period a year ago.

Cost of contract revenues increased $2,590,236 or 848% for the three months ended June 30, 2004 compared to the same period a year ago primarily due to the 923% increase in contract revenues for the three months ended June 30, 2004 compared to the same period a year ago due to the timing of four large projects that were awarded in late 2003. The gross profit margin on construction projects was 1.3% in 2004 compared to a gross loss of 6.0% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses decreased $28,645 or 3% for the three months ended June 30, 2004 compared to the same period a year ago primarily due to a decrease in salary expense and depreciation expense.

CONSOLIDATED OVERVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2004:


                                              Six months ended June 30,
                                              -------------------------
                                               2004             2003
                                              ----------     ----------
Net Earnings                                  $1,204,035        882,177
Basic Earnings Per Share                      $      .52     $      .38
Diluted Earnings Per Share                    $      .51     $      .38



Net earnings were $1,204,035 or $.52 per share basic and $.51 per share diluted for the six months ended June 30, 2004 compared to $882,177 or $.38 per share basic and $.38 per share diluted for the same period in 2003. The increase in net earnings for 2004 compared to 2003 is primarily due to an increase in earned premiums, contract revenue and investment income. Net earnings for 2004 reflected the continuing favorable rate environment for the insurance operations in 2003 and 2004.

Consolidated revenues for the six months ended June 30, 2004 were as follows:

                                       Six months ended June 30,
                                       -------------------------
                                           2004          2003
                                       -----------   -----------
      Contract revenues                $ 5,258,474     1,011,113
      Earned premium                     6,927,094     5,377,996
      Investment income                  1,518,317     1,255,238
      Net realized capital gains            20,651       248,771
      Other income                         363,561       464,253
                                       -----------   -----------
         Consolidated revenues         $14,088,097     8,357,371
                                       ===========   ===========

Total consolidated revenues increased $5,730,726 or 69% for the six months ended June 30, 2004 compared to the same period in 2003.

Contract revenues increased $4,247,361 or 420% for the six months ended June 30, 2004 compared to the same period in 2003 due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at June 30, 2004 was $6,500,000 compared to $9,680,000 at December 31, 2003.

Earned premiums increased $1,549,098 or 29% for the six months ended June 30, 2004 compared to the same period in 2003 due to a 24% increase in net written premiums in ACSTAR Bonding primarily due to a growth in new business and strong customer retention offset by a 26% decrease in 2004 net written premiums in United Coastal liability insurance. Net written premiums for United Coastal liability insurance business for the six months ended June 30, 2004 compared to the same period in 2003 decreased by 26% due to the non-renewal by several insureds with large premium policies in 2004.

Investment income increased $263,079 or 21% for the six months ended June 30, 2004 compared to the same period in 2003 due primarily to higher average invested assets resulting from strong cash flows from operations.

Net realized capital gains were $20,651 for the six months ended June 30, 2004 compared to $248,771 for the same period in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes.

Other income decreased $100,692 or 22% for the six months ended June 30, 2004 compared to the same period in 2003. Other revenues consist primarily of rental income and funds administration fees charged to bonding customers.

Consolidated expenses for the six months ended June 30, 2004 were as follows:

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                     2004          2003
                                                 -----------   -----------
      Cost of contract revenues                  $ 5,205,496       943,629
      Losses and loss adjustment expenses          2,789,432     1,863,319
      Amortization of policy acquisition costs     1,266,116     1,024,696
      General and Administrative expenses          2,490,247     2,617,290
      Interest expense                               458,708       554,429
                                                 -----------   -----------
                                                 $12,209,999     7,003,363
                                                 ===========   ===========

Consolidated expenses increased $5,206,636 or 74% for the six months ended June 30, 2004 compared to the same period in 2003.

Cost of contract revenues increased $4,261,867 or 452% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the 420% increase in contract revenues in 2004 due to the timing of four large projects that were awarded later in 2003. The gross profit margin on construction projects was 1.0% in 2004 compared to a gross loss of 7.2% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $926,113 or 50% for the six month ended June 30, 2004 compared to the same period in 2003 primarily due to the 29% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $241,420 or 24% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums offset in part by a decrease in the average commission rate.

General and administrative expenses decreased $127,043 or 5% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to a decrease in salary expense and depreciation expense.

Interest expense decreased $95,721 or 17% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the decrease in long-term debt.

The Company's effective tax rate was 35.9% and 34.8% for the six months ended June 30 2004 and 2003, respectively. The 2004 increase in the effective tax rate principally reflects the elimination of tax-exempt securities during the first quarter of 2003.

Results of Operations by Segment For the Six Months Ended June 30, 2004:

                              Six Months Ended June 30,
                            ----------------------------
ACSTAR BONDING:                 2004            2003
                            ------------    ------------
  Operating Earnings        $  1,381,511    $  1,073,820
                            ------------    ------------
  GAAP Combined Ratio               79.0%           86.0%
                            ------------    ------------


Operating earnings for the ACSTAR Bonding segment increased $307,691 or 29% for the six months ended June 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from an increase in earned premiums, investment income and a 7.0 point improvement in the GAAP combined ratio for the six months ended June 30, 2004 compared to the same period in 2003. The improvement in the 2004 combined ratio results primarily from the increase in earned premiums. Operating earnings for the six months ended June 30, 2004 also included realized capital gains of $20,651 compared to $202,794 for the same period in 2003.

ACSTAR Bonding revenues for the six months ended June 30, 2004 were as follows:

                                Six Months ended June 30,
                               --------------------------
                                   2004           2003
                               -----------    -----------
  Earned premium               $ 3,370,604      2,878,796
  Investment income                724,494        572,326
  Net realized capital gains        20,651        202,794
  Other income (expense)           (73,126)      (105,239)
                               -----------    -----------
                               $ 4,042,623      3,548,677
                               ===========    ===========

Revenues increased $493,946 or 14% for the six months ended June 30, 2004 compared to the same period in 2003.

Earned premiums increased $491,808 or 17% for the six months ended June 30, 2004 compared to the same period in 2003 due to a 24% increase in net written premiums primarily due to a growth in new business and strong customer retention. ACSTAR continues to experience an increase in volume from an increase in business opportunities that meet ACSTAR's underwriting requirements.

Investment income increased $152,168 or 27% for the six months ended June 30, 2004 compared to the same period in 2003 as a result of higher average invested assets resulting from strong cash flows from operations. The average invested assets increased 37% to $74.3 million for the six months ended June 30, 2004 compared to the same period in 2003. The increase in investment income was offset by a decrease in investment yields to 1.95% in 2004 from 2.11% in 2003.

Net realized capital gains were $20,651 for the six months ended June 30, 2004 compared to $202,794 for the same period in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes.

The unrealized losses on the debt securities as of June 30, 2004 are temporary. Those losses are generated by the increase in interest rates from the time these securities were acquired, therefore there are no other than temporary impairments for the six months ended June 30, 2004.

Other income (expense) relates primarily to fees related to funds administration services. Funds administration fees charged to bonding customers for administering payments to subcontractors and vendors fluctuates, depending on the terms and conditions offered and accepted for the bonding programs each year.

ACSTAR Bonding expenses for the six months ended June 30, 2004 compared to the same period in 2003 were as follows:

                                           Six Months ended June 30,
                                           -------------------------
                                              2004            2003
                                           ----------     ----------
Losses and loss adjustment expenses        $1,011,187        863,639
Amortization of policy acquisition costs    1,035,778        996,905
General and administrative expenses           614,147        614,313
                                           ----------     ----------
                                           $2,661,112      2,474,857
                                           ==========     ==========

ACSTAR Bonding expenses increased $186,255 or 8% for the six months ended June 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $147,548 or 17% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums from higher business volume.

Amortization of policy acquisition costs increased $38,873 or 4% for the six months ended June 30, 2004 compared to the same period in 2003.

General and administrative expenses decreased $166 for the six months ended June 30, 2004 compared to the same period in 2003.

UNITED COASTAL LIABILITY INSURANCE:

                        Six Months ended June 30,
                      ----------------------------
                           2004           2003
                      ------------    ------------
Operating Earnings    $  1,042,778    $    892,301
                      ------------    ------------
GAAP Combined Ratio           89.8%           90.5%
                      ------------    ------------

Operating earnings for the United Coastal Liability Insurance segment increased $150,477 or 17% for the six months ended June 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from a 42% increase in earned premiums offset in part by an increase in current year loss trends.

United Coastal Liability Insurance revenues for the six months ended June 30, 2004 compared to the same period in 2003 were as follows:

                             Six Months ended June 30,
                             -------------------------
                                2004           2003
                             ----------     ----------
Earned premium               $3,556,490      2,499,200
Investment income               665,752        591,923
Net realized capital gains           --         45,977
Other income                     12,837         17,283
                             ----------     ----------
                             $4,235,079      3,154,383
                             ==========     ==========

Revenues increased $1,080,696 or 34% for the six months ended June 30, 2004 compared to the same period in 2003.

Earned premiums increased $1,057,290 or 42% in 2004 for the six months ended June 30, 2004 compared to the same period in 2003 due to a 73% increase in net written premiums in 2003 offset in part by a 26% decrease in written premiums in the first quarter of 2004 due to the non-renewal by several insureds with large premium policies in 2004.

Investment income increased $73,829 or 12% for the six months ended June 30, 2004 compared to the same period in 2003 as a result of an increase in investment yield offset in part by lower average invested assets resulting from dividends to the parent company in November 2003. Investment yields increased to 3.91% for the six months ended June 30, 2004 from 3.29% for the same period a year ago.

United Coastal Liability Insurance expenses for the six months ended June 30, 2004 were as follows:

                                           Six Months ended June 30,
                                           -------------------------
                                              2004           2003
                                           ----------     ----------
Losses and loss adjustment expenses        $1,778,245        999,680
Amortization of policy acquisition costs      877,365        693,733
General and administrative expenses           536,691        568,669
                                           ----------     ----------
                                           $3,192,301      2,262,082
                                           ==========     ==========

Expenses increased $930,219 or 41% for the six months ended June 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $778,565 or 78% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the 42% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $183,632 or 26% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the 42% increase in earned premiums.

General and administrative expenses decreased $31,978 or 6% for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to a decrease in depreciation expense.

                            SIX MONTHS ENDED JUNE 30
                            ------------------------
ACMAT CONTRACTING:             2004         2003
                            ---------     ---------
Operating Earnings (Loss)   $ (87,483)    $ (57,684)
                            ---------     ---------

Operating losses for the ACMAT Contracting segment increased $29,799 or 52% for the six months ended June 30, 2004 compared to the same period in 2003.

ACMAT Contracting revenues for the six months ended June 30, 2004 were as follows:

                                                  Six Months ended June 30
                                                  ------------------------
                                                     2004          2003
                                                  ----------    ----------
Contract revenues                                 $5,258,474     1,011,113
Investment income, net                                 6,956         7,232
Inter-segment revenue:
  Rental income                                      426,949       410,742
  Underwriting services, agency commissions and
        funds administration services              1,134,101     1,133,997
Other income                                         218,084       346,877
                                                  ----------    ----------
                                                  $7,061,214     2,909,961
                                                  ==========    ==========

Contract revenues increased $4,247,361 or 420% for the six months ended June 30, 2004 compared to the same period a year ago due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at June 30, 2004 was $6,500,000 compared to $9,680,000 at December 31, 2003.

Inter-segment revenues consists primarily of rental income and underwriting services fees, agency commissions and funds administration services. Underwriting services fees, agency commissions and funds administration services increased $104 for the six months ended June 30, 2004 compared to the same period a year ago. Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income decreased $128,359 or 23% for the six months ended June 30, 2004 compared to the same period a year ago due to the absence of a one-time claim administration fee charged to ACSTAR bonding customers.

ACMAT Contracting expenses for the six months ended June 30, 2004 were as follows:

                                                 2004           2003
                                              ----------     ----------
      Cost of contract revenues               $5,205,496        943,629
      General and administrative expenses      1,943,201      2,024,016
                                              ----------     ----------
                                              $7,148,697      2,967,645
                                              ==========     ==========

Expenses increased $4,181,052 or 141% for the six months ended June 30, 2004 compared to the same period a year ago.

Cost of contract revenues increased $4,261,867 or 452% for the six months ended June 30, 2004 compared to the same period a year ago primarily due to the 420% increase in contract revenues for the three months ended June 30, 2004 compared to the same period a year ago due to the timing of four large projects that were started in late 2003. The gross profit margin on construction projects was 0.2% in 2004 compared to 0.7% in 2003. The gross profit of the four current projects was offset by costs associated with closing out older projects. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses decreased $80,815 or 4% for the six months ended June 30, 2004 compared to the same period a year ago primarily due to a decrease in salary expense and depreciation expense.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to reserves for losses and loss adjustment expenses and revenue recognition on construction projects using the percentage of completion method.

Reserves for losses and loss adjustment expenses were $22,392,221 at June 30, 2004. The Company maintains reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported claims for insured risks incurred as of the end of each accounting period. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims. This is a critical accounting policy for the insurance operations.

Management believes that the reserves for losses and loss adjustment expenses at June 30, 2004 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

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

The Company had net cash flow inflows from operations of $18,426,789 and $10,338,203 for the six-month period ended June 30, 2004 and 2003, respectively. The cash flow from operations is due primarily to the increase in cash collateral. The Company's cash flow was used to repay long-term debt and repurchase stock and purchase investments.

Net cash used for investing activities in the first six-months of 2004 amounted to $18,842,730 compared to $17,863,243 for the same period in 2003. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and re-acquisition of shares are restricted. The Company was in compliance with the covenants at June 30, 2004.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of June 30, 2004.

During the six-month period ended June 30, 2004, the Company purchased, in the open market and privately negotiated transactions, 4,026 shares of its Common Stock at an average price of $11.58 per share. During the six-month period ended June 30, 2004, the Company also purchased, in the open market and privately negotiated transactions, 53,727 shares of its Class A Stock at an average price of $13.13 per share.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at June 30, 2004 include the following:

Payment due by Period             Total            2004         2005/2006       2007/2008      After 2008
                               -----------     -----------     -----------     -----------     -----------
Long-Term Debt (principal)     $17,634,733     $ 1,235,836     $ 5,091,305     $ 5,359,166     $ 5,948,426

The Company also has cash collateral of $52,257,201 at June 30, 2004, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

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

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following:

o     Changes in the demand for, pricing of, or supply of our products;

o Performance of the Company's investment portfolios which could be adversely impacted by adverse developments in the financial markets, interest rates and rates of inflation;

o Additional statement of earnings charges if our loss reserves are insufficient;

o The possibility that claims cost trends that we anticipate in our businesses may not develop as we expect;

o The possibility of downgrades in our ratings significantly adversely affecting us, including, but not limited to, reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;

o The risk that our subsidiaries may be unable to pay dividends to us in sufficient amounts to enable us to meet our obligations;

o The cyclicality of the property-liability insurance industry causing fluctuations in our results.

o     The adverse developments in the cost and availability of reinsurance;

o     The adverse developments in the ability to collect from reinsurers.

Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e. The following table provides information about purchases by the Company during the six months ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASE OF EQUITY SECURITIES

                      (a)                  (b)              (c)                 (d)
                                                                                 Maximum Number
                                                                                (or Approximate
                                                             Total Number of    Dollar Value) of
                                                            Shares (or Units)   Shares (or Units)
                       Total Number of                      Purchased as Part   that May Yet Be
                         Shares (or        Average Price       of Publicly      Purchased Under
Period                      Units)            Paidper        Announced Plans      the Plans or
                        Purchased (1)       Share(or Unit)   or Programs (2)      Programs  (2)
                      Common   Class A    Common   Class A
1/01/04 - 1/31/04        526     1,026    $11.75     $12.63  N/A                N/A
2/01/04 - 2/29/04      1,500        --    $11.75         --  N/A                N/A
3/01/04 - 3/31/04         --        --         --        --  N/A                N/A
4/01/04 - 4/30/04      2,000    52,701    $11.40     $13.14  N/A                N/A
5/01/04 - 5/31/04         --        --        --         --  N/A                N/A
6/01/04 - 6/30/04         --        --        --         --  N/A                N/A
                       -----    ------    ------     ------
TOTAL                  4,026    53,727    $11.58     $13.13

(1) During the six-months ended June 30, 2004, the Company purchased, in the open market and privately negotiated transactions, 4,026 shares of its Common Stock at an average price of $11.58 per share. In addition, the Company purchased, in the open market and privately negotiated transactions, 53,727 shares of its Class A Stock at an average price of $13.13 per share during the six-month period ended June 30, 2004.

(2) The Company does not have any stock repurchase plans or programs. Shares were purchased in the open market and privately negotiated transactions and as a result disclosure requirements in columns (c) and (d) are not applicable (N/A).

Item 4. - Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Stockholders of ACMAT Corporation was held on Thursday, June 24, 2004.

      b.    Directors elected at the meeting:

                                Votes        Votes        Brokers
                                 For        Against      Non-Votes

      Henry Nozko III          686,761      11,509          --
      Henry Nozko, Jr          686,781      11,489          --
      Victoria Nozko           686,541      11,729          --
      John Creasy              686,581      11,689          --
      Arthur Moore             697,450         810          --
      Andrew Sullivan, Jr      697,463         807          --

      c. Other matters voted upon:
                                                                        Brokers
                                         For      Against    Abstain   Non-Votes
      1. Appointment of
         Independent Auditors          697,561       610       316        --

      2. Approval of stock options     579,363    82,604       316        --

Item 5 -  Controls and Procedures

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


Item 6 -  Exhibits and Reports on Form 8-K

      a.    Exhibits:

            31.1 Certification of Chief Executive Officer as required by Section
                 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer as required by Section
                 302 of the Sarbanes-Oxley Act of 2002

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


                                      ACMAT CORPORATION


Date:  August 13, 2004                /S/ Henry W. Nozko, Jr.
                                      -----------------------------------------
                                      Henry W. Nozko, Jr., President, Chairman,
                                      Chief Operating Officer, and Treasurer


Date:  August 13, 2004                /S/ Michael P. Cifone
                                      -----------------------------------------
                                      Michael P. Cifone, Senior Vice President,
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)