Form 10-K/A
period 2003-12-31
ACMAT CORP
filed 2004-10-19
CIK 2062

SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the transition period from ______ to

      Commission file number 0 - 6234  ______

                                ACMAT CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Connecticut                                          06-0682460
--------------------------                  ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

 233 Main Street
 New Britain, Connecticut                                            06050-2350
 --------------------------------------                             ------------
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

         Yes  |X|      No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes  |_|      No  |X|

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

                                INTRODUCTORY NOTE

ACMAT Corporation hereby amends Part II of its Annual Report on Form 10-K for the year ended December 31, 2003 to amend Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters. The revised Item 5 appears below:

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

ACMAT's Class A Stock trades on the Nasdaq Stock Market under the symbol ACMTA. The Common Stock trades on the over-the-counter market under the symbol "ACMT". The following table sets forth the quarterly high and low closing prices of the Company's Common Stock and Class A Stock as reported by Nasdaq.

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

As of March 1, 2004 there were approximately 150 holders of record of the Common Stock and approximately 194 holders of record of the Class A Stock. The Company believes that there are additional beneficial owners of the Common Stock and the Class A Stock and that, as of such date, including both record holders and additional beneficial owners, there were approximately 351 shareholders of the Common Stock and approximately 564 shareholders of the Class A Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACMAT CORPORATION


Dated:  October 19, 2004              By: /s/ Henry W. Nozko
                                          -------------------------------------
                                          Henry W. Nozko, Jr., President
                                          and Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit 31.1 Certification of Henry W. Nozko, Jr., Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Michael P. Cifone, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.