Form 10-Q
period 2004-09-30
ACMAT CORP
filed 2004-11-15
CIK 2062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to

Commission file number 0-6234

                                ACMAT CORPORATION
--------------------------------------------------------------------------------
       Connecticut                                     06-0682460
(State of Incorporation)                    (I.R.S.Employer Identification No.)

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares outstanding
Title of Class                                               at October 31, 2004
--------------                                               -------------------
   Common Stock                                                    540,329
   Class A Stock                                                 1,775,978

                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION                                                PAGE
                                                                            ----

   Item 1.Unaudited Financial Statements
          Consolidated Balance Sheets                                          3
          Consolidated Statements of Earnings                                  4
          Consolidated Statements of Stockholders' Equity                      5
          Consolidated Statements of Cash Flows                                6
          Notes to Unaudited Consolidated Financial Statements                 7

   Item 2.Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                      14

   Item 3.Quantitative and Qualitative Disclosures                            26
          About Market Risks.

   Item 4.Controls and Procedures                                             26

Part II  OTHER INFORMATION

   Item 2.Changes in Securities, Use of Proceeds and Issue Purchases
          Of Equity Securities                                                26

   Item 6.Exhibits and Reports on Form 8-K                                    26

   Signatures                                                                 27

Part I Financial Information
Item I Financial Statements

                       ACMAT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  September 30,      December 31,
Assets                                                                               2004              2003
                                                                                  ------------      ------------
                                                                                  (Unaudited)
Investments:
   Fixed maturities-available for sale at fair value (Cost of $54,174,757 in
     2004 and $53,057,097 in 2003)                                                $ 54,362,632        53,355,212
   Equity securities, at fair value (Cost of $11,341,559 in 2004 and
     $10,240,559 in 2003)                                                           11,411,731        10,541,515
   Short-term investments, at cost which approximates fair value                    16,976,437           760,872
                                                                                  ------------      ------------
     Total investments                                                              82,750,800        64,657,599
Cash and cash equivalents                                                           34,044,758        37,687,994
Accrued interest receivable                                                            550,823           341,451
Receivables, net of allowance for doubtful accounts of $390,606 in 2004
   and $302,606 in 2003                                                              4,094,861         2,222,971
Reinsurance recoverable:
   Unpaid losses                                                                     3,432,822         4,376,220
   Paid losses                                                                         165,664         2,327,436
Prepaid expenses                                                                       313,747           210,127
Income tax receivable                                                                       --           330,883
Deferred income taxes                                                                2,293,217         2,155,028
Property & equipment, net                                                           10,773,554        11,195,363
Deferred policy acquisition costs                                                    1,836,803         1,639,325
Other assets                                                                         3,642,930         3,365,100
Intangibles                                                                          1,920,360         1,920,360
                                                                                  ------------      ------------
                                                                                  $145,820,339       132,429,857
                                                                                  ============      ============
Liabilities & Stockholders' Equity

Accounts payable                                                                  $  2,717,536           848,427
Reserves for losses and loss adjustment expenses                                    22,311,888        20,848,566
Unearned premiums                                                                    7,472,814         6,357,447
Collateral held                                                                     50,676,628        41,718,225
Income taxes                                                                           573,805                --
Accrued liabilities                                                                  1,230,904         1,467,721
Long-term debt                                                                      17,086,342        19,107,293
                                                                                  ------------      ------------
     Total liabilities                                                             102,069,916        90,347,679

Stockholders' Equity:
   Common Stock (No par value; 3,500,000 shares authorized; 540,329
     and 549,355 shares issued and outstanding)                                        540,329           549,355
   Class A Stock (No par value; 10,000,000 shares authorized; 1,775,978
     and 1,742,705 shares issued and outstanding)                                    1,775,978         1,742,705
   Retained earnings                                                                41,284,365        39,438,778
   Accumulated other comprehensive income                                              149,751           351,340
                                                                                  ------------      ------------
   Total stockholders' equity                                                       43,750,423        42,082,178
                                                                                  ------------      ------------
                                                                                  $145,820,339       132,429,857
                                                                                  ============      ============

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)

                                                  Three months ended               Nine months ended
                                                     September 30                     September 30
                                              --------------------------      --------------------------
                                                 2004            2003            2004            2003
                                              ----------      ----------      ----------      ----------
Contract revenues                             $3,299,508         801,956       8,557,982       1,813,069
Earned premiums                                3,577,597       3,289,433      10,504,691       8,667,439
Investment income, net                           899,614         721,455       2,417,931       1,976,693
Net realized capital gains                        31,408          76,000          52,059         324,771
Other income                                     253,438         215,104         616,999         679,357
                                              ----------      ----------      ----------      ----------
                                               8,061,565       5,103,958      22,149,662      13,461,329
                                              ----------      ----------      ----------      ----------

Cost of contract revenues                      3,249,124         828,057       8,454,620       1,771,686
Losses and loss adjustment expenses            1,323,589       1,124,954       4,113,021       2,988,273
Amortization of policy acquisition costs         663,732         531,110       1,929,848       1,555,806
General and administrative expenses            1,290,537       1,352,740       3,780,784       3,970,030
Interest expense                                 193,995         256,901         652,703         811,330
                                              ----------      ----------      ----------      ----------
                                               6,720,977       4,093,762      18,930,976      11,097,125
                                              ----------      ----------      ----------      ----------

Earnings before income taxes                   1,340,588       1,010,196       3,218,686       2,364,204

Income taxes                                     465,902         378,567       1,139,965         850,398
                                              ----------      ----------      ----------      ----------

Net earnings                                  $  874,686         631,629       2,078,721       1,513,806
                                              ==========      ==========      ==========      ==========

Basic earnings per share                      $      .38             .28             .90             .66

Diluted earnings per share                    $      .37             .27             .88             .65

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                           September 30, 2004 and 2003

                                                                                                       Accumulated
                                                             Common        Class A                        Other           Total
                                                           Stock Par      Stock Par      Retained     Comprehensive   Stockholders'
                                                             Value          Value        Earnings      Income(Loss)      Equity
                                                          -----------    -----------    -----------   -------------   -------------
Balance as of December 31, 2002                           $   553,355      1,756,405     37,972,590        571,358     40,853,708

Comprehensive income:
   Net unrealized losses on debt and equity
       securities, net of reclassification                         --             --             --       (226,957)      (226,957)

   Net unrealized gains on derivatives
       qualifying as cash flow hedges                              --             --             --          3,412          3,412

   Net earnings                                                    --             --      1,513,806             --      1,513,806
                                                                                                                      -----------

Total comprehensive income                                                                                              1,290,261

   Acquisition and retirement of 2,000 shares of
       Common Stock                                            (2,000)            --        (18,650)            --        (20,650)

   Acquisition and retirement of 13,700 shares of
       Class A Stock                                               --        (13,700)      (108,105)            --       (121,805)
                                                          -----------    -----------    -----------    -----------    -----------
Balance as of September 30, 2003                          $   551,355      1,742,705     39,359,641        347,813     42,001,514
                                                          ===========    ===========    ===========    ===========    ===========

Balance as of December 31, 2003                           $   549,355      1,742,705     39,438,778        351,340     42,082,178

Comprehensive income:
   Net unrealized losses on debt and equity
       securities, net of reclassification                         --             --             --       (225,075)      (225,075)

   Net unrealized gains on derivatives
       qualifying as cash flow hedges                              --             --             --         23,486         23,486

   Net earnings                                                    --             --      2,078,721                     2,078,721
                                                                                                                      -----------

Total comprehensive income                                                                                              1,877,132

   Acquisition and retirement of 59,026 shares of
       Common Stock                                           (59,026)            --       (771,330)            --       (830,356)

   Acquisition and retirement of 70,727 shares of
       Class A Stock                                               --        (70,727)      (853,304)            --       (924,031)

   Issuance of 50,000 shared of Common Stock
       pursuant to stock options                               50,000             --        547,000             --        597,000

   Issuance of 104,000 shares of Class A Stock
       pursuant to stock options                                   --        104,000        844,500             --        948,500
                                                          -----------    -----------    -----------    -----------    -----------
Balance as of September 30, 2004                          $   540,329      1,775,978     41,284,365        149,751     43,750,423
                                                          ===========    ===========    ===========    ===========    ===========

See Notes to Unaudited Consolidated Financial Statements.

                       ACMAT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2004 and 2003

                                                                                       2004            2003
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net earnings                                                                   $  2,078,721       1,513,806
    Adjustments to reconcile net earnings to net cash used for operating activities:
      Depreciation and amortization                                                     550,791       1,114,482
      Net realized capital gains                                                        (52,059)       (324,771)
      Deferred income taxes                                                             (22,237)        139,342
      Changes in:
         Accrued interest receivable                                                   (209,372)         44,808
         Reinsurance recoverable                                                      3,105,170        (315,248)
         Receivables, net                                                            (1,871,890)       (663,649)
         Deferred policy acquisition costs                                             (197,478)       (672,135)
         Prepaid expenses and other assets                                             (381,450)         (7,432)
         Accounts payable and other accrued liabilities                               1,655,778        (584,123)
         Reserves for losses and loss adjustment expenses                             1,463,322      (1,154,271)
         Collateral held                                                              8,958,403      11,856,352
         Income taxes                                                                 1,158,688         371,057
         Unearned premiums                                                            1,115,367       3,203,495
                                                                                   ------------    ------------
             Net cash provided by operating activities                               17,351,754      14,521,713
                                                                                   ------------    ------------

Cash flows from investing activities: Proceeds from investments sold or matured:
      Fixed maturities-sold                                                           1,670,000       6,652,707
      Fixed maturities-matured                                                       10,882,827      27,741,560
      Equity securities                                                               1,909,965       4,158,649
    Purchases of:
      Fixed maturities                                                              (13,801,070)    (32,753,908)
      Equity securities                                                              (2,950,695)     (5,600,000)
  Short-term investments, net                                                       (16,215,565)    (20,763,227)
  Capital expenditures                                                                   (6,614)       (128,702)
                                                                                   ------------    ------------
         Net cash used for investing activities                                     (18,511,152)    (20,692,921)
                                                                                   ------------    ------------

Cash flows from financing activities:
    Repayments on long-term debt                                                     (2,020,951)     (1,799,288)
    Issuance of Common Stock                                                            537,500              --
    Issuance of Class A Stock                                                           754,000              --
    Payments for acquisition & retirement of stock                                   (1,754,387)       (142,455)
                                                                                   ------------    ------------
         Net cash used for financing activities                                      (2,483,838)     (1,941,743)
                                                                                   ------------    ------------

Net change in cash                                                                   (3,643,236)     (8,112,951)

Cash at beginning of period                                                          37,687,994      18,724,560
                                                                                   ------------    ------------

Cash at end of period                                                              $ 34,044,758      10,611,609
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

(2) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended September 30, 2004 and 2003:

                                                                             Weighted
                                                                             Average
                                                                             Shares          Per-Share
            2004:                                            Earnings        Outstanding     Amount
            -----                                            ----------      ----------      ----------
            Basic EPS:
                     Earnings available to stockholders      $  874,686       2,317,828      $      .38

            Effect of Dilutive Securities:
                     Stock options                                   --          57,804
                                                             ----------      ----------

            Diluted EPS:
                     Earnings available to stockholders      $  874,686       2,375,632      $      .37
                                                             ==========      ==========      ==========

            2003:
            Basic EPS:
                     Earnings available to stockholders      $  631,629       2,294,868      $      .28

            Effect of Dilutive Securities:
                     Stock options                                   --          48,862
                                                             ----------      ----------

            Diluted EPS:
                     Earnings available to stockholders      $  631,629       2,343,730      $      .27
                                                             ==========      ==========      ==========

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine-month periods ended September 30, 2004 and 2003:

                                                                             Weighted
                                                                             Average
                                                                             Shares          Per-Share
            2004:                                            Earnings        Outstanding     Amount
            -----                                            ----------      ----------      ----------
            Basic EPS:
                     Earnings available to stockholders      $2,078,721       2,306,888      $      .90

            Effect of Dilutive Securities:
                     Stock options                                   --          54,240
                                                             ----------      ----------

            Diluted EPS:
                     Earnings available to stockholders      $2,078,721       2,361,128      $      .88
                                                             ==========      ==========      ==========

            2003:
            Basic EPS:
                     Earnings available to stockholders      $1,513,806       2,301,531      $      .66

            Effect of Dilutive Securities:
                     Stock options                                   --          28,883
                                                             ----------      ----------

            Diluted EPS:
                     Earnings available to stockholders      $1,513,806       2,330,414      $      .65
                                                             ==========      ==========      ==========

(3) Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2004 and 2003 was $3,515 and $339,998, respectively. Interest paid for the nine months ended September 30, 2004 and 2003 was $651,994 and $817,982, respectively.

(4) Comprehensive Income (Loss)

The following table summarizes reclassification adjustments for other comprehensive income (loss) and the related tax effects for the nine months ended September 30, 2004 and 2003:

                                                                                        2004            2003
                                                                                      ---------       ---------
Unrealized losses on investments:
Unrealized holding losses arising during period                                       $(190,716)      $ (12,608)
Less reclassification adjustment for gains included in net income, net of income
  tax expense of $17,700 and $110,422 for 2004 and 2003, respectively                    34,359         214,349
Unrealized gain (loss) on derivatives qualifying as cash flow hedges                     23,486           3,412
                                                                                      ---------       ---------
Other comprehensive income (loss)                                                     $(201,589)      $(223,545)
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

The pro forma fair value of stock-based compensation in the Company's Class A Shares for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                                    Three Months Ended                    Nine Months Ended
                                                                ---------------------------       ---------------------------
                                                                   2004             2003             2004             2003
                                                                ----------       ----------       ----------       ----------
Net earnings as reported                                        $  874,686          631,629        2,078,721        1,513,806
Add: Stock-based employee compensation reported in net
   earnings, net of related tax effects                                 --               --               --               --
Deduct: Stock-based compensation expense determined  under
   fair value based method, net of related tax effects             (99,037)         (20,732)        (254,967)         (84,865)
                                                                ----------       ----------       ----------       ----------
Net earnings, pro forma                                         $  775,649          610,897        1,823,754        1,428,941
                                                                ==========       ==========       ==========       ==========

Earnings per share
   Basic and diluted - as reported                               $.38/$.37        $.28/$.27        $.90/$.88        $.66/$.65
   Basic and diluted - pro forma                                 $.33/$.33        $.27/$.26        $.79/$.77        $.62/$.61

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

In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments ("EITF 03-01"). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. The recognition and measurement guidance of EITF 03-01 was effective July 1, 2004. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-termporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003.

In September 2004, the FASB issued FASB Staff Position ("FSP") EITF 03-01-1, delaying the original effective date of the recognition and measurement guidance of EITF 03-01 until the FASB deliberates certain issues related to the implementation of EITF 03-01.

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

The gross unrealized investment losses and related fair value for fixed maturities and equity securities at September 30, 2004 were as follows:

                                                Less than 12 months           12 months or longer                 Total
                                             --------------------------    --------------------------    --------------------------
                                                               Gross                         Gross                        Gross
                                                            Unrealized                    Unrealized                    Unrealized
                                             Fair Value        Loss         Fair Value       Loss        Fair Value        Loss
                                             -----------    -----------    -----------    -----------    -----------    -----------
Fixed maturities:
United States government and
   government agencies                       $ 6,326,907         48,012      7,185,469         55,825     13,512,376        103,837
Mortgage-backed securities                     3,307,693         45,558      3,583,707         76,494      6,891,400        122,052
States, municipalities                                --             --        543,705          2,460        543,705          2,460
Industrial and miscellaneous                   3,273,320         26,346      3,935,000         65,000      7,208,320         91,346
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Total fixed maturities                     12,907,920        119,916     15,247,881        199,779     28,155,801        319,695

Equity securities - common stocks:               175,700          9,300             --             --        175,700          9,300
Equity securities - redeemable preferred:      4,000,280         99,720      2,567,880         32,120      6,568,160        131,840
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Total equity                                 4,175,980        109,020      2,567,880         32,120      6,743,860        141,140
                                             -----------    -----------    -----------    -----------    -----------    -----------

  Total temporarily impaired securities      $17,083,900        228,936     17,815,761        231,899     34,899,661        460,835
                                             ===========    ===========    ===========    ===========    ===========    ===========

For debt securities which are in an unrealized loss position as of September 30, 2004, these are losses generated by an increase in interest rates from the time these securities were acquired. Our primary investment practice is to buy and hold securities for the long term. Due to swings in the interest rate cycle, from time to time we recognize there will be temporary unrealized gains and losses in these fixed rate securities. Due to the positive cash flow nature of our business, we have the ability and intent to hold these securities to maturity and redemption at full par value. The Company has determined that all unrealized losses at September are temporary impairments.

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

The Company evaluates performance based on earnings before income taxes and excluding interest expense. The Company accounts for intersegment revenue and expenses as if the products/services were to third parties. Information relating to the three segments for the three and nine-month periods ended September 30, 2004 and 2003 is summarized as follows:

                                          Three Months ended                 Nine Months ended
                                      --------------------------     ---------------------------
                                          2004           2003            2004            2003
                                      -----------    -----------     -----------     -----------
Revenues:
 ACSTAR Bonding                       $ 2,738,100      2,251,555       6,780,723       5,800,232
 United Coastal Liability Insurance     1,620,075      1,779,043       5,855,154       4,933,426
 ACMAT Contracting                      4,352,615      1,728,444      11,413,829       4,638,405
                                      -----------    -----------     -----------     -----------
                                      $ 8,710,790      5,759,042      24,049,706      15,372,063
                                      ===========    ===========     ===========     ===========

Operating Earnings (Loss):
 ACSTAR Bonding                       $ 1,030,046        827,516       2,411,557       1,901,336
 United Coastal Liability Insurance       449,462        577,303       1,492,240       1,469,604
 ACMAT Contracting                         55,075       (137,722)        (32,408)       (195,406)
                                      -----------    -----------     -----------     -----------
                                      $ 1,534,583      1,267,097       3,871,389       3,175,534
                                      ===========    ===========     ===========     ===========

Depreciation and Amortization:
 ACSTAR Bonding                       $    40,403        163,930         148,022         483,050
 United Coastal Liability Insurance        14,486         62,328          58,980         265,632
 ACMAT Contracting                        114,545        121,998         343,789         365,800
                                      -----------    -----------     -----------     -----------
                                      $   169,434        348,256         550,791       1,114,482
                                      ===========    ===========     ===========     ===========

Identifiable Assets:                    September 30, 2004     December 31, 2003
                                        ------------------     -----------------
   ACSTAR Bonding                          $ 87,254,965            73,704,644
   United Coastal Liability Insurance        41,553,718            41,015,316
   ACMAT Contracting                         17,011,656            17,709,897
                                           ------------          ------------
                                           $145,820,339           132,429,857
                                           ============          ============

The components of revenue for each segment for the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

                                                   Three Months ended             Nine Months ended
                                              ---------------------------    ---------------------------
                                                  2004            2003           2004            2003
                                              -----------     -----------    -----------     -----------
   ACSTAR Bonding:
     Premiums                                 $ 2,326,016       1,908,238      5,696,620       4,787,034
     Investment income, net                       443,641         304,213      1,168,135         876,539
     Capital gains                                 31,408           3,800         52,059         240,794
     Other                                        (62,965)          1,104       (136,091)       (104,135)
                                              -----------     -----------    -----------     -----------
                                              $ 2,738,100       2,251,555      6,780,723       5,800,232
                                              ===========     ===========    ===========     ===========

   United Coastal Liability Insurance:
     Premiums                                 $ 1,251,581       1,381,205      4,808,071       3,880,405
     Investment income, net                       351,491         351,533      1,017,243         943,456
     Capital gains                                     --          38,000             --          83,977
     Other                                         17,003           8,305         29,840          25,588
                                              -----------     -----------    -----------     -----------
                                              $ 1,620,075       1,779,043      5,855,154       4,933,426
                                              ===========     ===========    ===========     ===========

   ACMAT Contracting:
     Contract revenues                        $ 3,299,508         801,956      8,557,982       1,813,069
     Investment income, net                         3,346           1,018         10,302           8,250
     Intersegment revenue:
       Rental income                              181,962         178,702        608,911         589,444
       Underwriting services, agency
  commissions and funds
  administration services                         757,099         541,073      2,122,295       1,469,738
     Other                                        110,700         205,695        345,434         757,904
                                              -----------     -----------    -----------     -----------
                                              $ 4,352,615       1,728,444     11,413,829       4,638,405
                                              ===========     ===========    ===========     ===========

The following is a reconciliation of segment totals for revenue and operating income to corresponding amounts in the Company's statement of earnings:

                                                   Three Months ended             Nine Months ended
                                              ---------------------------    ---------------------------
Revenue:                                         2004            2003           2004            2003
                                              -----------     -----------    -----------     -----------
     Total revenue for reportable segments    $ 8,710,790       5,759,042     24,049,706      15,372,063
     Intersegment eliminations                    649,225         655,084      1,900,044       1,910,734
                                              -----------     -----------    -----------     -----------
                                              $ 8,061,565       5,103,958     22,149,662      13,461,329
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

Operating Earnings:
     Total operating earnings for reportable segments    $ 1,534,583       1,267,097       3,871,389       3,175,534
     Interest expense                                       (193,995)       (256,901)       (652,703)       (811,330)
                                                         -----------     -----------     -----------     -----------
                                                         $ 1,340,588       1,010,196       3,218,686       2,364,204
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

                                ACMAT CORPORATION

Item 2:  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of September 30, 2004 and December 31, 2003, our consolidated results of operations for the three and nine-month periods ended September 30, 2004 and 2003 and where appropriate, factors that may affect our future financial performance. The MD&A should be read in conjunction with the consolidated financial statements of the Company and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

2004 Consolidated Results of Operations for the three months ended September 30, 2004 reflect:

o Net earnings of $874,686, or $.38 per share basic and $.37 per share diluted.

o     Earned premiums increased 9%.

o     Favorable insurance premium rate environment.

o     Higher interest income and lower interest expense.

2004 Financial Condition:

o     Total assets of $145.8 million, up $13.4 million from the prior year-end.

o Total cash and invested assets of $116.8 million, up $14.5 million from the prior year-end.

o Stockholders' Equity of $43.8 million, up $1.7 million from the prior year-end. o Total debt reduced to $17.1 million from $19.1 million.

o Cash flow provided from operations of $17.4 million, up from $14.5 million in the same period last year.

CONSOLIDATED OVERVIEW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004:

                                                      Three months ended
                                                         September 30,
                                                 ----------------------------
                                                   2004                 2003
                                                 --------            --------
Net Earnings                                     $874,686             631,629
Basic Earnings Per Share                         $    .38            $    .28
Diluted Earnings Per Share                       $    .37            $    .27

The Company's discussions related to all items, other than net earnings, are presented on a pretax basis, unless otherwise noted.

Net earnings were $874,686 or $.38 per share basic and $.37 per share diluted for the three months ended September 30, 2004 compared to $631,629 or $.28 per share basic and $.27 per share diluted for the same period in 2003. The increase in net earnings for 2004 compared to 2003 is primarily due to an increase in earned premiums, contract revenue and investment income. Net earnings for 2004 reflected the continuing favorable environment for the insurance operations in 2003 and 2004.

Consolidated revenues were as follows:

                                             Three months ended September 30,
                                             --------------------------------
                                                   2004            2003
                                                ----------      ----------
      Contract revenues                         $3,299,508         801,956
      Earned premium                             3,577,597       3,289,433
      Investment income                            899,614         721,455
      Net realized capital gains                    31,408          76,000
      Other income                                 253,438         215,104
                                                ----------      ----------
         Consolidated revenues                  $8,061,565       5,103,958
                                                ==========      ==========

Total consolidated revenues increased $2,957,607 or 58% for the three months ended September 30, 2004 compared to the same period in 2003.

Contract revenues increased $2,497,552 or 311% for the three months ended September 30, 2004 compared to the same period in 2003 due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at September 30, 2004 was $3,500,000 compared to $9,680,000 at December 31, 2003.

Earned premiums increased $288,154 or 9% for the three months ended September 30, 2004 compared to the same period in 2003 due to a 16% increase in net written premiums in ACSTAR Bonding for the nine-month period ended September 30, 2004, primarily due to new business and strong customer retention, offset by a 25% decrease in 2004 net written premiums in United Coastal liability insurance. Net written premiums for United Coastal liability insurance business for the three months ended September 30, 2004 compared to the same period in 2003 decreased by 24% due to the non-renewal by several insureds with large premium policies in 2004.

Investment income increased $178,159 or 25% for the three months ended September 30, 2004 compared to the same period in 2003 due primarily to higher average invested assets resulting from strong cash flows from operations

Net realized capital gains were $31,408 for the three months ended September 30, 2004 compared to $76,000 for the same period in 2003. The unrealized losses on the debt securities as of September 30, 2004 are temporary. These losses are generated by the increase in interest rates from the time these securities were acquired, therefore there are no other than temporary impairments for the three months ended September 30, 2004.

Other income increased $38,334 or 18% for the three months ended September 30, 2004 compared to the same period in 2003. Other revenues consist primarily of rental income.

Consolidated expenses for the three months ended September 30, 2004 were as follows:

                                             Three months ended September 30,
                                             --------------------------------
                                                     2004          2003
                                                  ----------    ----------
      Cost of contract revenues                   $3,249,124       828,057
      Losses and loss adjustment expenses          1,323,589     1,124,954
      Amortization of policy acquisition costs       663,732       531,110
      General and administrative expenses          1,290,537     1,352,740
      Interest expense                               193,995       256,901
                                                  ----------    ----------
                                                  $6,720,977     4,093,762
                                                  ==========    ==========

Consolidated expenses increased $2,627,215 or 64% for the three months ended September 30, 2004 compared to the same period in 2003.

Cost of contract revenues increased $2,421,067 or 292% for the three months ended September 30, 2004 compared to the same period in 2003. The 311% increase in contract revenues in 2004 is due to the timing of four large projects that were awarded later in 2003. The gross profit margin on construction projects was 2% in 2004 compared to a gross loss of 3% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $198,635 or 18% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the 9% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $132,622 or 25% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums.

General and administrative expenses decreased $62,203 or 5% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in salary expense and depreciation expense.

Interest expense decreased $62,906 or 24% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the decrease in long-term debt.

The Company's effective tax rate was 34.8% and 37.5% for the three months ended September 30 2004 and 2003, respectively.

Results of Operations by Segment For the Three Months Ended September 30, 2004:

The Company has three reportable operating segments: ACSTAR Bonding, United Coastal Liability Insurance and ACMAT Contracting. The Company's reportable segments are primarily the three main legal entities of the Company which offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10K. The adjustments and eliminations required to arrive at consolidated amounts shown above consist principally of the elimination of the intersegment revenues related to the performance of certain services and rental charges.

Operating earnings for ACMAT contracting are operating revenues less cost of contract revenues and identifiable general and administrative expenses. Operating earnings for the bonding and liability insurance segments are revenues less losses and loss adjustment expenses, amortization of policy acquisition costs and identifiable general and administrative expenses.

                                                Three Months Ended September 30,
                                                --------------------------------
ACSTAR BONDING:                                      2004               2003
                                                  ----------         --------
   Operating Earnings                             $1,030,046         $827,516
   GAAP Combined Ratio                            73.4%              74.6%

Operating earnings for the ACSTAR Bonding segment increased $202,530 or 24% for the three month period ended September 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from an increase in earned premiums, investment income and a 1.2 point improvement in the GAAP combined ratio for the three month period ended September 30, 2004 compared to the same period in 2003. The improvement in the 2004 combined ratio results primarily from the increase in earned premiums relative to the increase in underwriting expenses.

ACSTAR Bonding revenues for the three months ended September 30, 2004 were as follows:

                                                Three Months ended September 30,
                                                --------------------------------
                                                     2004                2003
                                                 -----------         -----------
Earned premium                                   $ 2,326,016           1,908,238
Investment income                                    443,641             304,213
Net realized capital gains                            31,408              38,000
Other income (expense)                               (62,965)              1,104
                                                 -----------         -----------
                                                 $ 2,738,100           2,251,555
                                                 ===========         ===========

Revenues increased $486,545 or 22% for the three month period ended September 30, 2004 compared to the same period in 2003.

Earned premiums increased $417,778 or 22% for the three month period ended September 30, 2004 compared to the same period in 2003 due to a 16% increase in net written premiums primarily due to a growth in new business and strong customer retention. ACSTAR continues to experience an increase in volume from an increase in business opportunities that meet ACSTAR's underwriting requirements.

Investment income increased $139,428 or 46% for the three month period ended September 30, 2004 compared to the same period in 2003 primarily as a result of higher average invested assets resulting from strong cash flows from operations. The average invested assets increased 26% to $79.5 million for the three months ended September 30, 2004 compared to the same period in 2003. The increase in investment income also resulted from an increase in investment yields to 2.23% in 2004 from 1.93% in 2003.

Net realized capital gains were $31,408 for the three months ended September 30, 2004 compared to $38,000 for the same period in 2003.

Other income (expense) relates primarily to fees received from customers related to funds administration services offset by the fees paid to ACMAT to administer the Funds Administration services. Funds administration fees, which represent charges to bonding customers for administering payments to subcontractors and vendors, fluctuates depending on the terms and conditions offered and accepted for the bonding programs each year. The Funds Administration fees were $188,700 for the three months ended September 30, 2004 compared to $41,939 for the three months ended September 30, 2003.

ACSTAR Bonding expenses for the three months ended September 30, 2004 compared to the same period in 2003 were as follows:

                                                Three Months ended September 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------
Losses and loss adjustment expenses             $  697,799               572,471
Amortization of policy acquisition costs           711,877               585,404
General and administrative expenses                298,378               266,164
                                                ----------            ----------
                                                $1,708,054             1,424,039

Expenses increased $284,015 or 20% for the three months ended September 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $125,328 or 22% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums from higher business volume.

Amortization of policy acquisition costs increased $126,473 or 22% for the three months ended September 30, 2004 compared to the same period in 2003 primarily as a result of the increase in earned premiums.

General and administrative expenses increased $32,214 or 12% for the three months ended September 30, 2004 compared to the same period in 2003.

UNITED COASTAL LIABILITY INSURANCE:

                                              Three Months ended September 30,
                                              --------------------------------
                                                 2004                   2003
                                              --------                --------
Operating Earnings                            $449,462                $577,303
GAAP Combined Ratio                           93.5%                   87.0%

Operating earnings for the United Coastal Liability Insurance segment decreased $127,841 or 22% for the three months ended September 30, 2004 compared to the same period in 2003. The operating earnings in 2004 decreased due to a 9% decrease in earned premiums and an increase in current year loss trends. The increase in the GAAP Combined Ratio reflects an increase in the current year loss trends offset in part by a reduction in underwriting expenses.

United Coastal Liability Insurance revenues for the three months ended September 30, 2004 compared to the same period in 2003 were as follows:

                                                Three months ended September 30,
                                                --------------------------------
                                                  2004                  2003
                                                ----------            ----------
Earned premium                                  $1,251,581             1,381,205
Investment income                                  351,491               351,533
Net realized capital gains                              --                38,000
Other income                                        17,003                 8,305
                                                ----------            ----------
                                                $1,620,075             1,779,043
                                                ==========            ==========

Revenues decreased $158,968 or 9% for the three months ended September 30, 2004 compared to the same period in 2003.

Earned premiums decreased $129,624 or 9% in 2004 for the three months ended September 30, 2004 compared to the same period in 2003 due to a 25% decrease in net written premiums in 2004. United Coastal business is comprised of insureds with relatively large premium policies and each quarter can be impacted significantly depending on the number of new policies written or non-renewals.

Investment income decreased $42 for the three months ended September 30, 2004 compared to the same period in 2003. The yield of 3.96% and average invested assets of $35.5 million were relatively flat for the three month periods ended September 30, 2004 and 2003.

United Coastal Liability Insurance expenses for the three months ended September 30, 2004 were as follows:

                                                Three Months ended September 30,
                                                --------------------------------
                                                   2004                  2003
                                                ----------            ----------
Losses and loss adjustment expenses             $  625,790               552,483
Amortization of policy acquisition costs           323,595               389,644
General and administrative expenses                221,228               259,613
                                                ----------            ----------
                                                $1,170,613             1,201,740
                                                ==========            ==========

Expenses decreased $31,127 or 3% for the three months ended September 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $73,307 or 13% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs decreased $66,049 or 17% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the 9% decrease in earned premiums.

General and administrative expenses decreased $38,385 or 15% for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in depreciation expense.

                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                 -------------------------------
ACMAT Contracting:                                2004                   2003
                                                 -------              ---------

Operating Earnings (Loss)                        $55,075              $(137,722)

Operating earnings for the ACMAT Contracting segment increased $192,797 for the three months ended September 30, 2004 compared to the same period in 2003.

ACMAT Contracting revenues for the three months ended September 30, 2004 were as follows:

                                                 Three months ended September 30
                                                 -------------------------------
                                                       2004              2003
                                                   ----------         ----------
Contract revenues                                  $3,299,508            801,956
Investment income, net                                  3,346              1,018
Inter-segment revenue:
  Rental income                                       181,962            178,702
  Underwriting services, agency commissions and
      funds administration services                   757,099            541,073
Other income                                          110,700            205,695
                                                   ----------         ----------
                                                   $4,352,615          1,728,444
                                                   ==========         ==========

Contract revenues increased $2,497,552 or 311% for the three months ended September 30, 2004 compared to the same period a year ago due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at September 30, 2004 was $3,500,000 compared to $9,680,000 at December 31, 2003.

Inter-segment revenues consists primarily of rental income and underwriting services, agency commissions and funds administration services. Underwriting services fees, agency commissions and funds administration fees increased $216,026 or 40% for the three months ended September 30, 2004 compared to the same period a year ago primarily due to the increase in Funds Administration fees. Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income decreased $94,995 or 46% for the three months ended September 30, 2004 compared to the same period a year ago due to the absence of a one-time claim administration fee charged to ACSTAR bonding customers.

ACMAT Contracting expenses for the three months ended September 30, 2004 were as follows:

                                                          2004              2003
                                                    ----------        ----------
Cost of contract revenues                           $3,249,124           828,057
General and administrative expenses                  1,048,416         1,038,109
                                                    ----------        ----------
                                                    $4,297,540         1,866,166
                                                    ==========        ==========

Expenses increased $2,431,374 or 130% for the three months ended September 30, 2004 compared to the same period a year ago.

Cost of contract revenues increased $2,421,067 or 292% for the three months ended September 30, 2004 compared to the same period a year ago primarily due to the 311% increase in contract revenues for the three months ended September 30, 2004 compared to the same period a year ago due to the timing of four large projects that were awarded in late 2003. The gross profit margin on construction projects was 2% in 2004 compared to a gross loss of 3% in 2003. The gross profit of the four current projects was offset by costs associated with closing out older projects. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses decreased $10,307 or 1% for the three months ended September 30, 2004 compared to the same period a year ago primarily due to a decrease in salary expense and depreciation expense.

CONSOLIDATED OVERVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                            Nine months ended September 30,
                                            -------------------------------
                                               2004                 2003
                                            ----------           ----------
Net Earnings                                $2,078,721           $1,513,806
Basic Earnings Per Share                    $      .90           $      .66
Diluted Earnings Per Share                  $      .88           $      .65

Net earnings were $2,078,721 or $.90 per share basic and $.88 per share diluted for the nine months ended September 30, 2004 compared to $1,513,806 or $.66 per share basic and $.65 per share diluted for the same period in 2003. The increase in net earnings for 2004 compared to 2003 is primarily due to an increase in earned premiums, contract revenue and investment income. Net earnings for 2004 reflected the continuing favorable rate environment for the insurance operations in 2003 and 2004.

Consolidated revenues for the nine months ended September 30, 2004 were as follows:

                                              Nine months ended September 30,
                                              -------------------------------
                                                2004                2003
                                              -----------         -----------
      Contract revenues                       $ 8,557,982           1,813,069
      Earned premium                           10,504,691           8,667,439
      Investment income                         2,417,931           1,976,693
      Net realized capital gains                   52,059             324,771
      Other income                                616,999             679,357
                                              -----------         -----------
         Consolidated revenues                $22,149,662          13,461,329
                                              ===========         ===========

Total consolidated revenues increased $8,688,333 or 65% for the nine months ended September 30, 2004 compared to the same period in 2003.

Contract revenues increased $6,744,913 or 372% for the nine months ended September 30, 2004 compared to the same period in 2003 due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at September 30, 2004 was $3,500,000 compared to $9,680,000 at December 31, 2003.

Earned premiums increased $1,837,252 or 21% for the nine months ended September 30, 2004 compared to the same period in 2003 due to a 16% increase in net written premiums in ACSTAR Bonding primarily due to a growth in new business and strong customer retention partially offset by a 25% decrease in 2004 net written premiums in United Coastal liability insurance. Net written premiums for United Coastal liability insurance business for the nine months ended September 30, 2004 compared to the same period in 2003 decreased by 25% due to the non-renewal in 2004 by several insureds with large premium policies.

Investment income increased $441,238 or 22% for the nine months ended September 30, 2004 compared to the same period in 2003 due primarily to higher average invested assets resulting from strong cash flows from operations.

Net realized capital gains were $52,059 for the nine months ended September 30, 2004 compared to $324,771 for the same period in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes.

Other income decreased $62,358 or 9% for the nine months ended September 30, 2004 compared to the same period in 2003. Other revenues consist primarily of rental income and funds administration fees charged to bonding customers.

Consolidated expenses for the nine months ended September 30, 2004 were as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                    2004                2003
                                                 -----------         -----------
Cost of contract revenues                        $ 8,454,620           1,771,686
Losses and loss adjustment expenses                4,113,021           2,988,273
Amortization of policy acquisition costs           1,929,848           1,555,806
General and Administrative expenses                3,780,784           3,970,030
Interest expense                                     652,703             811,330
                                                 -----------         -----------
                                                 $18,930,976          11,097,125
                                                 ===========         ===========

Consolidated expenses increased $7,833,851 or 71% for the nine months ended September 30, 2004 compared to the same period in 2003.

Cost of contract revenues increased $6,682,934 or 377% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the 372% increase in contract revenues in 2004 due to the timing of four large projects that were awarded later in 2003. The gross profit margin on construction projects was 1% in 2004 compared to 2% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

Losses and loss adjustment expenses increased $1,124,748 or 38% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the 21% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $374,042 or 24% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums offset in part by a decrease in the average commission rate.

General and administrative expenses decreased $189,246 or 5% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in salary expense and depreciation expense.

Interest expense decreased $158,627 or 20% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the decrease in long-term debt.

The Company's effective tax rate was 35.4% and 36.0% for the nine months ended September 30 2004 and 2003, respectively.

Results of Operations by Segment For the Nine Months Ended September 30, 2004:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
ACSTAR Bonding:                                     2004                 2003
                                                 ----------           ----------
   Operating Earnings                            $2,411,557           $1,901,336
   GAAP Combined Ratio                           76.7%                81.4%

Operating earnings for the ACSTAR Bonding segment increased $510,221 or 27% for the nine months ended September 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from an increase in earned premiums, investment income and a 4.7 point improvement in the GAAP combined ratio for the nine months ended September 30, 2004 compared to the same period in 2003. The improvement in the 2004 combined ratio results primarily from the increase in earned premiums relative to the increase in underwriting expenses. There was no change in the loss ratio. Operating earnings for the nine months ended September 30, 2004 also included realized capital gains of $52,509 compared to $240,794 for the same period in 2003.

ACSTAR Bonding revenues for the nine months ended September 30, 2004 were as follows:

                                            Nine Months ended September 30,
                                            -------------------------------
                                                 2004             2003
                                             -----------      -----------
      Earned premium                         $ 5,696,620        4,787,034
      Investment income                        1,168,135          876,539
      Net realized capital gains                  52,509          240,794
      Other income (expense)                    (136,091)        (104,135)
                                             -----------      -----------
                                             $ 6,780,723        5,800,232
                                             ===========      ===========

Revenues increased $980,491 or 17% for the nine months ended September 30, 2004 compared to the same period in 2003.

Earned premiums increased $909,586 or 19% for the nine months ended September 30, 2004 compared to the same period in 2003 due to a 16% increase in net written premiums primarily due to a growth in new business and strong customer retention. ACSTAR continues to experience an increase in volume from an increase in business opportunities that meet ACSTAR's underwriting requirements.

Investment income increased $291,596 or 33% for the nine months ended September 30, 2004 compared to the same period in 2003 as a result of higher average invested assets resulting from strong cash flows from operations. The average invested assets increased 33% to $75.8 million for the nine months ended September 30, 2004 compared to the same period in 2003. The investment yields were 2.05% in 2004 and in 2003.

Net realized capital gains were $52,509 for the nine months ended September 30, 2004 compared to $240,794 for the same period in 2003. During 2003, the Company sold most of its tax-exempt investments in order to accelerate the use of an alternative minimum tax credit carryforward generated with the recognition of net life insurance proceeds in 2002 that were exempt for income tax purposes.

The unrealized losses on the debt securities as of September 30, 2004 are temporary. These losses are generated by the increase in interest rates from the time these securities were acquired, therefore there are no other than temporary impairments for the nine months ended September 30, 2004.

Other income (expense) relates primarily to fees related to funds administration services. Funds administration fees charged to bonding customers for administering payments to subcontractors and vendors fluctuates, depending on the terms and conditions offered and accepted for the bonding programs each year.

ACSTAR Bonding expenses for the nine months ended September 30, 2004 compared to the same period in 2003 were as follows:

                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                    2004                 2003
                                                 ----------           ----------
Losses and loss adjustment expenses              $1,708,986            1,436,110
Amortization of policy acquisition costs          1,747,655            1,582,309
General and administrative expenses                 912,525              880,477
                                                 ----------           ----------
                                                 $4,369,166            3,898,896
                                                 ==========           ==========

ACSTAR Bonding expenses increased $470,270 or 12% for the nine months ended September 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $272,876 or 19% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the increase in earned premiums from higher business volume.

Amortization of policy acquisition costs increased $165,346 or 10% for the nine months ended September 30, 2004 compared to the same period in 2003.

General and administrative expenses increased $32,048 or 4% for the nine months ended September 30, 2004 compared to the same period in 2003.

UNITED COASTAL LIABILITY INSURANCE:

                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                     2004              2003
                                                 ------------      ------------
Operating Earnings                               $1,492,240        $1,469,604
GAAP Combined Ratio                              90.7%             89.3%

Operating earnings for the United Coastal Liability Insurance segment increased $22,636 or 2% for the nine months ended September 30, 2004 compared to the same period in 2003. The operating earnings in 2004 benefited from a 24% increase in earned premiums offset in part by an increase in current year loss trends. The GAAP Combined Ratio increased by 1.4 points due to an increase in current year loss trends offset by the increase in earned premiums.

United Coastal Liability Insurance revenues for the nine months ended September 30, 2004 compared to the same period in 2003 were as follows:

                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                    2004                  2003
                                                 ----------           ----------
Earned premium                                   $4,808,071            3,880,405
Investment income                                 1,017,243              943,456
Net realized capital gains                               --               83,977
Other income                                         29,840               25,588
                                                 ----------           ----------
                                                 $5,855,154            4,933,426
                                                 ==========           ==========

Revenues increased $921,728 or 19% for the nine months ended September 30, 2004 compared to the same period in 2003.

Earned premiums increased $927,666 or 24% in 2004 for the nine months ended September 30, 2004 compared to the same period in 2003 due to a 76% increase in net written premiums for the year ended December 31, 2003 offset in part by a 25% decrease in written premiums in the first three quarters of 2004 due to the non-renewal by several insureds with large premium policies in 2004.

Investment income increased $73,787 or 8% for the nine months ended September 30, 2004 compared to the same period in 2003 as a result of an increase in investment yield offset in part by a 4% decrease average invested assets to $34.4 million resulting from dividends to the parent company in November 2003. Investment yields increased to 3.95% for the nine months ended September 30, 2004 from 3.51% for the same period a year ago.

United Coastal Liability Insurance expenses for the nine months ended September 30, 2004 were as follows:

                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                    2004                 2003
                                                 ----------           ----------
Losses and loss adjustment expenses              $2,404,035            1,552,163
Amortization of policy acquisition costs          1,200,960            1,083,377
General and administrative expenses                 757,919              828,282
                                                 ----------           ----------
                                                 $4,362,914            3,463,822
                                                 ==========           ==========

Expenses increased $899,092 or 26% for the nine months ended September 30, 2004 compared to the same period in 2003.

Losses and loss adjustment expenses increased $851,872 or 55% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the 24% increase in earned premiums and an increase in current year loss trends for liability insurance.

Amortization of policy acquisition costs increased $117,583 or 11% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the 24% increase in earned premiums.

General and administrative expenses decreased $70,363 or 8% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in depreciation expense.

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------
ACMAT CONTRACTING:                                 2004                  2003
                                                 --------             ---------
Operating Earnings (Loss)                        $(32,408)            $(195,406)
--------------------------------------------------------------------------------

Operating losses for the ACMAT Contracting segment decreased $162,998 or 83% for the nine months ended September 30, 2004 compared to the same period in 2003.

ACMAT Contracting revenues for the nine months ended September 30, 2004 were as follows:

                                                Nine Months ended September 30
                                                ------------------------------
                                                   2004               2003
                                                -----------        -----------
      Contract revenues                         $ 8,557,982          1,813,069
      Investment income, net                         10,302              8,250
      Inter-segment revenue:
        Rental income                               608,911            589,444
        Underwriting services, agency
           commissions and funds
           administration services                1,891,200          1,469,738
      Other income                                  345,434            757,904
                                                -----------        -----------
                                                $11,413,829          4,638,405

Contract revenues increased $6,744,913 or 372% for the nine months ended September 30, 2004 compared to the same period a year ago due primarily to the timing of four large projects that were awarded in late 2003. Contract revenue depends greatly on the successful securement of contracts bid and execution. The backlog at September 30, 2004 was $3,500,000 compared to $9,680,000 at December 31, 2003.

Inter-segment revenues consists primarily of rental income and underwriting services fees, agency commissions and funds administration services. Underwriting services fees, agency commissions and funds administration services increased $421,462 for the nine months ended September 30, 2004 compared to the same period a year ago. Other income consists primarily of rental income and varies depending on the timing of tenants and their leases. Other income decreased $412,470 or 54% for the nine months ended September 30, 2004 compared to the same period a year ago due to the absence of a one-time claim administration fee charged to ACSTAR bonding customers.

ACMAT Contracting expenses for the nine months ended September 30, 2004 were as follows:

                                                2004          2003
                                            -----------   -----------
      Cost of contract revenues             $ 8,454,620     1,771,686
      General and administrative expenses     2,991,617     3,062,125
                                            -----------   -----------
                                            $11,446,237     4,833,811
                                            ===========   ===========

Expenses increased $6,612,426 or 137% for the nine months ended September 30, 2004 compared to the same period a year ago.

Cost of contract revenues increased $6,682,934 or 377% for the nine months ended September 30, 2004 compared to the same period a year ago primarily due to the 372% increase in contract revenues for the nine months ended September 30, 2004 compared to the same period a year ago due to the timing of four large projects that were started in late 2003. The gross profit margin on construction projects was 1% in 2004 compared to 2% in 2003. Gross margins fluctuate each year based upon the profitability of specific projects.

General and administrative expenses decreased $70,508 or 2% for the nine months ended September 30, 2004 compared to the same period a year ago primarily due to a decrease in salary expense and depreciation expense.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to reserves for losses and loss adjustment expenses and revenue recognition on construction projects using the percentage of completion method.

Reserves for losses and loss adjustment expenses were $22,311,888 at September 30, 2004. The Company maintains reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported claims for insured risks incurred as of the end of each accounting period. The amount of loss reserves for reported claims is primarily based upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of claim. As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. Reserves are monitored and evaluated periodically using current information on reported claims. This is a critical accounting policy for the insurance operations.

Management believes that the reserves for losses and loss adjustment expenses at September 30, 2004 are adequate to cover the unpaid portion of the ultimate net cost of losses and loss adjustment expenses, including losses incurred but not reported. Reserves for losses and loss adjustment expenses are estimates at any given point in time of what the Company may have to pay ultimately on incurred losses, including related settlement costs based on facts and circumstances then known. The Company also reviews its claims reporting patterns, past loss experience, risk factors and current trends and considers their effect in the determination of estimates of incurred but not reported reserves. Ultimate losses and loss adjustment expenses are affected by many factors which are difficult to predict, such as claim severity and frequency, inflation levels and unexpected and unfavorable judicial rulings. Reserves for surety claims also consider the amount of collateral held as well as the financial strength of the principal and its indemnitors.

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

The Company had net cash flow inflows from operations of $17,351,754 and $14,521,713 for the nine-month period ended September 30, 2004 and 2003, respectively. The cash flow from operations is due primarily to the increase in cash collateral. The Company's cash flow was used to repay long-term debt and repurchase stock and purchase investments.

Net cash used for investing activities in the first nine-months of 2004 amounted to $18,511,152 compared to $20,692,921 for the same period in 2003. Purchases of investments are made based upon excess cash available after the payment of losses and loss adjustment expenses and other expenses. The Company's short term investment strategy coincides with the relatively short maturity of its liabilities which are comprised primarily of reserves for losses covered by claims-made insurance policies, reserves related to surety bonds and collateral held for surety obligations.

The terms of the Company's note agreements contain limitations on payment of cash dividends, re-acquisition of shares, borrowings and investments and require maintenance of specified ratios and minimum net worth levels, including cross default provisions. The payment of future cash dividends and re-acquisition of shares are restricted. The Company was in compliance with the covenants at September 30, 2004.

The Company maintains a short-term unsecured bank credit line totaling $10 million to fund interim cash requirements. There were no borrowings under this line of credit as of September 30, 2004.

During the nine-month period ended September 30, 2004, the Company purchased, in the open market and privately negotiated transactions, 59,026 shares of its Common Stock at an average price of $14.07 per share. During the nine-month period ended September 30, 2004, the Company also purchased, in the open market and privately negotiated transactions, 70,727 shares of its Class A Stock at an average price of $13.06 per share.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS:

Contractual obligations at September 30, 2004 include the following:

Payment due by Period            Total               2004         2005/2006        2007/2008       After 2008
                                 -----------       --------       ----------       ----------      ----------
Long-Term Debt (principal)       $17,086,342       $687,445       $5,091,305       $5,359,166      $5,948,426

The Company also has cash collateral of $50,676,628 at September 30, 2004, which it would be required to return at the end of expiration of applicable bond period subject to any claims.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks.

The Company's market risk has not changed materially since December 31, 2003.

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

Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e. The following table provides information about purchases by the Company during the nine months ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

                      ISSUER PURCHASE OF EQUITY SECURITIES

                              (a)                  (b)                  (c)                      (d)
                                                                                                 Maximum Number (or
                                                                                                    Approximate Dollar
                                                                        Total Number of Shares      Value) of Shares
                                                                           (or Units)               (or Units) that
                              Total Number of                              Purchased as Part        May Yet Be
                                 Shares (or        Average Price Paid      of Publicly              Purchased Under
                                 Units)               per Share (or        Announced Plans or       the Plans or
Period                           Purchased (1)        Unit)                Programs (2)             Programs  (2)
                              Common   Class A     Common   Class A
1/01/04 - 1/31/04                526      1,026    $11.75     $12.63    N/A                      N/A
2/01/04 - 2/29/04              1,500         --    $11.75         --    N/A                      N/A
3/01/04 - 3/31/04                 --         --         -         --    N/A                      N/A
4/01/04 - 4/30/04              2,000     52,701    $11.40     $13.14    N/A                      N/A
5/01/04 - 5/31/04                 --         --        --         --    N/A                      N/A
6/01/04 - 6/30/04                 --         --        --         --    N/A                      N/A
7/01/04 - 7/31/04                 --         --        --         --    N/A                      N/A
8/01/04 - 8/31/04              5,000      2,000    $14.25     $12.54    N/A                      N/A
9/01/04 - 9/30/04             50,000     15,000    $14.25     $12.90    N/A                      N/A
                              ------     ------    ------     ------
TOTAL                         59,026     70,727    $14.07     $13.06

(1)During the nine-months ended September 30, 2004, the Company purchased, in the open market and privately negotiated transactions, 59,026 shares of its Common Stock at an average price of $14.07 per share. In addition, the Company purchased, in the open market and privately negotiated transactions, 70,727 shares of its Class A Stock at an average price of $13.06 per share during the nine-month period ended September 30, 2004. (2)The Company does not have any stock repurchase plans or programs. Shares were purchased in the open market and privately negotiated transactions and as a result disclosure requirements in columns (c) and (d) are not applicable (N/A).

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

                                ACMAT CORPORATION

Date:  November 15, 2004             /S/ Henry W. Nozko, Jr.
                                     -----------------------
                                     Henry W. Nozko, Jr., President, Chairman,
                                     Chief Operating Officer, and Treasurer

Date:  November 15, 2004             /S/ Michael P. Cifone
                                     ----------------------
                                     Michael P. Cifone, Senior Vice President,
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)